Form 10-K/A
period 1994-10-31
MICROLOG CORP
filed 1995-04-04
CIK 792094

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

      AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1994           Commission File No. 0-14880


                              MICROLOG CORPORATION
             (Exact name of Registrant as specified in its charter)


         VIRGINIA                                               52-0901291
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       20270 Goldenrod Lane                                         20876
       Germantown, Maryland                                       (Zip Code)
(Address of principal executive offices)

                                 (301) 428-9100
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the January 17, 1995 closing price of these shares) was approximately $3.9 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq SmallCap Market.

          As of January 17, 1995, 3,880,561 shares of the Registrant's
                         Common Stock were outstanding.
 ------------------------------------------------------------------------------

                      Documents Incorporated by Reference

Parts I and III incorporate information by reference from portions of the Company's definitive Proxy Statement dated February 13, 1995 (the "Proxy Statement"). Parts I, II and IV incorporate information by reference from portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1994 (the "Annual Report to Shareholders") filed with the Commission on February 13, 1994.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The  following  financial  statements  are included on pages 6 through 23 of the
Company's  Annual  Report  to  Shareholders  and  are  incorporated   herein  by
reference.

         Consolidated Statements of Operations for the years ended October 31, 1992, 1993 and 1994

         Consolidated Balance Sheets as of October 31, 1993 and 1994

         Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1992, 1993 and 1994

         Consolidated Statements of Cash Flows for the years ended October 31, 1992, 1993 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a)(2)  Financial Statement Schedules

Unaudited   supplementary  data  entitled  "Selected  Quarterly  Financial  Data
(unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Financial Statements" as Note 17).



The following financial statement schedules and auditor's report in connection therewith are attached hereto as pages F-1 through F-5:

F-1          Schedule V           Fixed Assets

F-2          Schedule VI          Accumulated Depreciation

F-3          Schedule VIII        Valuation and Qualifying Accounts and Reserves

F-4          Schedule IX          Short-Term Borrowings

F-5          Report of Independent Accountants on Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)  Exhibits

Exhibit
Number                                 Description

      3.1 Amended and Restated Articles of Incorporation of Registrant, as amended 1/

      3.2         By-laws of Registrant, as amended 1/

      4.1         Specimen Stock Certificate 1/

      10.1 Employment Agreements between the Company and Joe J. Lynn and Steven R. Delmar, respectively 5/

      10.2        Deferred  Compensation  Agreements  between the Company and J.
                  Graham Hartwell and Joe J. Lynn, respectively 3/

      10.3        Consulting  and  Non-Competition   Agreement  with  J.  Graham
                  Hartwell 5/

      10.4        Employment  Agreement  between  the  Company  and  Richard  A.
                  Thompson 5/

      10.5        Microlog Corporation Executive Deferred Bonus Plan 2/

      10.6        Microlog Corporation Medical Reimbursement Plan 5/

      10.7        Microlog Corporation 1986 Stock Option Plan, as amended 6/

      10.8 Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 6/

      10.9        Agreement with Racal Recorders, Limited 4/

      10.10       Agreement with Maryland National Bank 6/

      10.11       Amendments to Agreement with NationsBank 7/

      10.12       Sub-contracting   Agreement  with  Aspect   Telecommunications
                  Corporation 6/

      10.13       Sub-contracting Agreement with Applied Physics Laboratory 6/

      10.14       Agreement with Philips Communications System BV*/

      13 Annual Report to Shareholders for the fiscal year ended October 31, 1994 7/

      22          Subsidiaries of the Registrant 5/

      24          Consent of Price Waterhouse LLP 7/
___________

*/ Confidential treatment has been requested for portions of this document.

1/         Filed as an Exhibit to  Registration  Statement on Form S-1, File No.
           33-31710, and incorporated herein by reference.

2/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

3/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1988.

4/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

5/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

6/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

7/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

(b)        Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal year ended October 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Germantown, State of Maryland on April 3, 1995.

                                             MICROLOG CORPORATION


                                             By  /s/ Steven R. Delmar
                                                -------------------------------
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                 Exhibit Index

Exhibit
Number                            Description

      3.1 Amended and Restated Articles of Incorporation of Registrant, as amended 1/

      3.2         By-laws of Registrant, as amended 1/

      4.1         Specimen Stock Certificate 1/

      10.1 Employment Agreements between the Company and Joe J. Lynn and Steven R. Delmar, respectively 5/

      10.2        Deferred  Compensation  Agreements  between the Company and J.
                  Graham Hartwell and Joe J. Lynn, respectively 3/

      10.3        Consulting  and  Non-Competition   Agreement  with  J.  Graham
                  Hartwell 5/

      10.4        Employment  Agreement  between  the  Company  and  Richard  A.
                  Thompson 5/

      10.5        Microlog Corporation Executive Deferred Bonus Plan 2/

      10.6        Microlog Corporation Medical Reimbursement Plan 5/

      10.7        Microlog Corporation 1986 Stock Option Plan, as amended 6/

      10.8 Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 6/

      10.9        Agreement with Racal Recorders, Limited 4/

      10.10       Agreement with Maryland National Bank 6/

      10.11       Amendments to Agreement with NationsBank 7/

      10.12       Sub-contracting   Agreement  with  Aspect   Telecommunications
                  Corporation 6/

      10.13       Sub-contracting Agreement with Applied Physics Laboratory 6/

      10.14       Agreement with Philips Communications System BV*/

      13 Annual Report to Shareholders for the fiscal year ended October 31, 1994 7/

      22          Subsidiaries of the Registrant 5/

      24          Consent of Price Waterhouse LLP 7/
___________

*/ Confidential treatment has been requested for portions of this document.

1/         Filed as an Exhibit to  Registration  Statement on Form S-1, File No.
           33-31710, and incorporated herein by reference.

2/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1987.

3/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1988.

4/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

5/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

6/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

7/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

(b)        Reports on Form 8-K