Form 10-Q
period 1995-04-30
MICROLOG CORP
filed 1995-06-14
CIK 792094

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended April 30, 1995    Commission file No.    0-14880

                              Microlog Corporation
            (Exact name of registrant as specified in its charter).





                        State of Incorporation:  Virginia
                 I.R.S. Employer Identification No.: 52-0901291

                              20270 Goldenrod Lane
                          Germantown, Maryland  20876

                   (Address of principal executive offices).




    Registrant's Telephone No., Including Area Code:            301-428-9100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  X     NO
                                    -------        -------

     As of June 9, 1995 3,880,598 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        (Unaudited)
                                                                         April 30,           October 31,
                                                                           1995                 1994
                                                                       ------------         ------------
ASSETS

Current assets:
    Cash and cash equivalents                                          $    519,372         $  1,166,194
    Receivables, net                                                      3,084,456            2,617,337
    Receivable from related party                                           131,437               70,237
    Inventories                                                           1,202,863              882,184
    Other current assets                                                    165,967              157,590
                                                                       ------------         ------------
        Total current assets                                              5,104,095            4,893,542

Fixed assets, net                                                         3,037,517            2,941,925
Licenses, net                                                               580,952              638,095
Other assets                                                                343,148              365,286
Goodwill, net                                                               181,921              217,131
                                                                       ------------         ------------
        Total assets                                                   $  9,247,633         $  9,055,979
                                                                       ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                  $  1,246,365         $  1,463,818
    Accounts payable                                                      1,281,472            1,083,970
    Accrued compensation and related expenses                             1,564,637            1,634,278
    Other accrued expenses                                                1,279,109            1,415,480
                                                                       ------------         ------------
        Total current liabilities                                         5,371,583            5,597,546

Long-term debt                                                                    0               45,456
Deferred officers' compensation                                             275,170              269,218
Other liabilities                                                           285,339              394,865
                                                                       ------------         ------------
        Total liabilities                                                 5,932,092            6,307,085
                                                                       ------------         ------------
Mandatorily redeemable common stock
    102,857 shares issued, redeemable at $2.1875 per share                  225,000              225,000
                                                                       ------------         ------------
Commitments and contingencies

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued                                              0                    0
    Common stock, $.01 par value, 10,000,000 shares authorized,
        4,379,611 and 4,379,511 shares issued                                43,796               43,795
    Capital in excess of par value                                       14,766,110           14,765,999
    Treasury stock, at cost, 601,870 shares                              (1,176,537)          (1,176,537)
    Accumulated deficit                                                 (10,542,828)         (11,109,363)
                                                                       ------------         ------------
        Total stockholders' equity                                        3,090,541            2,523,894
                                                                       ------------         ------------
        Total liabilities and stockholders'                              $9,247,633         $  9,055,979
                                                                       ============         ============


See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                  (Unaudited)




                                                       1995           1994          1995          1994
                                                   ----------     ----------    -----------     ----------

Net sales                                          $5,306,899     $4,421,370    $10,735,705     $8,516,769
                                                   ----------     ----------    -----------     ----------

Costs and expenses:
    Cost of sales                                   3,008,931      3,319,376      6,344,836      6,266,196
    Selling, general and administrative             1,559,988      1,646,453      2,994,256      3,387,689
    Research and development                          397,643        421,606        775,302        779,258
                                                   ----------     ----------    -----------     ----------
                                                    4,966,562      5,387,435     10,114,394     10,433,143
                                                   ----------     ----------    -----------     ----------

Operating income (loss)                               340,337       (966,065)       621,311     (1,916,374)

Net other income (expense)                            (37,646)        25,905        (54,776)         7,955
                                                   ----------     ----------    -----------     ----------
Income (loss) before income taxes                     302,691       (940,160)       566,535     (1,908,419)


Provision for income taxes                                  0          8,816              0         16,747
                                                   ----------     ----------    -----------     ----------
Net income (loss)                                     302,691       (948,976)       566,535     (1,925,166)

Accumulated deficit:
     - at beginning of period                     (10,845,519)    (7,101,512)   (11,109,363)    (6,125,322)
                                                   ----------     ----------    -----------     ----------
     - at end of period                          ($10,542,828)   ($8,050,488)  ($10,542,828)   ($8,050,488)
                                                   ==========     ==========    ===========     ==========

Weighted average shares outstanding                 3,960,301      3,875,448      3,920,399      3,874,636


Income (loss) per common share                     $     0.08    ($    0.24)     $     0.14     ($    0.50)



See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                  For the        For the
                                                                Six Months      Six Months
                                                                   Ended           Ended
                                                              April 30, 1995   April 30, 1994
                                                              --------------   --------------
Cash flows from operating activities:
     Net income (loss)                                         $   566,535     ($1,925,166)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation                                              210,647         384,138
         Amortization of goodwill and other                        137,356         137,356
         Loss/(gain) on sale of fixed assets                             0         (42,159)
         Changes in assets and liabilities:
            Receivables                                           (528,319)      1,240,386
            Inventories                                           (320,679)        (52,936)
            Other current assets                                    (8,377)       (119,185)
            Accounts payable and accrued expenses                   (8,510)       (106,654)
            Other liabilities                                     (103,574)          3,914
                                                              --------------   --------------
               Net cash used in
                 operating activities                              (54,921)       (480,306)
                                                              --------------   --------------
Cash flows from investing activities:
     Purchases of fixed assets                                    (309,248)       (253,786)
     Proceeds from sale of fixed assets                              3,009          58,638
     Other assets                                                  (22,865)       (154,901)
                                                              --------------   --------------
                Net cash used in
                 investing activities                             (329,104)       (350,049)
                                                              --------------   --------------
Cash flows from financing activities:
     Reduction of long-term debt                                  (262,909)       (182,291)
     Issuance of common stock                                          112           3,113
                                                              --------------   --------------
               Net cash used in financing activities              (262,797)       (179,178)
                                                              --------------   --------------
Cash and cash equivalents:
     Net increase (decrease) during period                        (646,822)     (1,009,533)
     Balance at beginning of period                              1,166,194       2,612,794
                                                              --------------   --------------
     Balance at end of period                                  $   519,372     $ 1,603,261
                                                              ==============   ==============

See accompanying notes to condensed consolidated financial statements.

MICROLOG CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 1995 (unaudited) and OCTOBER 31, 1994


                      Note 4 - Restructuring of Operations
General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation (the Company) as of April 30, 1995 and October 31, 1994, and the results of their operations and cash flows for the three and six months periods ended April 30, 1995 and 1994. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal Restructuring Reserves

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31,1994.




Note 1 - Inventories


Inventories consist of the following:                             (Unaudited)
                                                                    April 30,      October 31,
                                                                      1995            1994
                                                                 -------------     -----------
       Components and finished goods                              $1,971,997     $ 1,726,615
       Work-in-process                                               375,560         300,263
                                                                 -------------     -----------
                                                                   2,347,557       2,026,878
       Less: reserve for obsolescence                             (1,144,694)     (1,144,694)
                                                                 -------------     -----------
                                                                 $ 1,202,863     $   882,184
                                                                 =============     ===========
Note 2 - Fixed Assets

The cost of property and equipment consists of the following:

                                                                  (Unaudited)
                                                                    April 30,      October 31,
                                                                      1995            1994
                                                                 -------------     -----------
       Land                                                      $   520,000     $   520,000
       Buildings and improvements                                  2,523,100       2,523,100
       Furniture and equipment                                     2,761,508       3,229,416
       Vehicles                                                       23,642          34,772
       Leasehold improvements                                        201,270          52,702
                                                                 -------------     -----------
                                                                   6,029,520       6,359,990
       Less: accumulated depreciation                             (2,992,003)     (3,418,065)
                                                                 -------------     -----------
                                                                 $ 3,037,517     $ 2,941,925
                                                                 =============     ===========

Note 3 - Debt

As of June 14, 1995, the Company's mortgage loan was $948,000. The Company and the bank negotiated an extension of the due date of the mortgage note until June 30, 1995.

Note 4 - Restructuring of Operations

The following table sets forth the Company's restructuring reserves for the six months ended April 30, 1995.



                             Restructuring Reserves


                                    Employee     Asset
                                  Separations  Writedowns  Facilities    Other      Total
- -------------------------------------------------------------------------------------------
 Reserve balance, October 31,1994   $89,039     $31,206    $250,133    $142,388    $512,766

  Cash payments                     (60,534)       ----     (32,579)    (44,965)   (138,078)
- -------------------------------------------------------------------------------------------
 Reserve balance, April 30,1995     $28,505     $31,206    $217,554     $97,423    $374,688
- -------------------------------------------------------------------------------------------


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, assembles, markets, and services a series of microprocessor-based voice processing systems which allow users to store, retrieve and transmit digitized voice messages and to access information on computer data bases. The Company's voice processing products include the VCS 3500 and CallStar models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enables the systems to perform multiple voice processing applications.

The Company also provides performance analysis and technical and administrative support services ("performance analysis") through its wholly-owned subsidiary, Old Dominion Systems Inc. of Maryland, primarily to the Applied Physics
Laboratory ("APL") and American Telephone and Telegraph (AT&T), both prime contractors to the U.S. Navy.

The percentage of the Company's sales generated by the Company's two business segments has varied significantly from period to period, but the Company anticipates that any significant growth in sales will be derived primarily from increases in sales from voice processing operations.

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's condensed consolidated statements of income and retained earnings:

                          PERCENTAGE OF TOTAL REVENUES

                                                              Three Months Ended                     Six Months Ended
                                                                   April 30,                             April 30,
                                                              1995          1994                   1995            1994
                                                              ----          ----                   ----            ----
Revenues
 Voice processing                                            59.6%         56.2%                   60.2%          55.9%
 Performance analysis                                        40.4%         43.8%                   39.8%          44.1%
                                                           -------       -------                 -------        -------

   Total                                                    100.0%        100.0%                  100.0%         100.0%
                                                            ------       -------                  ------         ------

Costs and expenses
 Cost of sales                                               56.7%         75.1%                   59.1%          73.6%
 Selling, general and administrative                         29.4%         37.2%                   27.8%          39.8%
 Research and development                                     7.5%          9.5%                    7.3%           9.1%
                                                          --------     ---------                --------        -------

   Total                                                     93.6%        121.9%                   94.2%         122.5%
                                                           -------      --------                 -------        -------

Operating income (loss)                                       6.4%        (21.9%)                   5.8%         (22.5%)

Interest and other income (expense), net                     (0.7%)         0.6%                   (0.5%)          0.1%
                                                          ---------     --------                ---------       -------

Income (loss) before income taxes                             5.7%        (21.3%)                   5.3%         (22.4%)

Provision for income taxes                                    0.0%          0.2%                    0.0%           0.2%
                                                          --------      --------                 -------        -------

Net income (loss)                                             5.7%        (21.5%)                   5.3%         (22.6%)
                                                           =======      =========                 ======       =========


RESULTS OF OPERATIONS

The Company had a net income of $303,000 ($.08 per share) for the quarter ended April 30, 1995 and a net income of $566,000 ($.14 per share) for the six months ended April 30, 1995. This compares to net a loss of $949,000 ($.24 per share) and $1,925,000 ($.50 per share) for the comparable periods in fiscal 1994. The improvement in earnings is primarily attributable to a restructuring of the Company's voice processing operations in the third quarter of fiscal 1994 and an increase in voice processing net sales.

The Company was in default under its mortgage loan covenants at January 31, 1994, April 30, 1994, and July 31, 1994 and received waivers from its bank of these covenants through July 31, 1994. In connection with these waivers, the maturity date of the loan was accelerated by agreement with the bank to September 30, 1994. The bank subsequently extended the due date of the mortgage loan until December 31, 1994, in return for which the Company paid an extension fee of 1% of the mortgage note balance at September 30, 1994 and made additional principal payments of $100,000 on September 30, 1994 and $50,000 payments on each of October 15, 1994, November 15, 1994, and December 15, 1994. The Company has obtained an additional extension of the due date of the mortgage note, which now has a principal amount of approximately $948,000, until June 30, 1995. This extension will require the Company to pay additional principal payments of $37,500 per month starting in February 1995. The Company believes, based upon its recent financial results and discussions with its bank, that it will be able to obtain an additional extension beyond June 30, 1995 from the bank, if required. Failure to do so may have a material adverse effect on the Company's cash balance and its financial position.

The Company continues in discussions with potential lenders to secure new credit facilities to replace its current mortgage loan and to supply additional working capital. There is no assurance that financing will be available to the Company, and failure to obtain new financing may have a material adverse effect on the Company's cash balance and its financial position.

NET SALES

Net sales for the quarter ending April 30, 1995 were $5.3 million, which represented an increase of 20% as compared to $4.4 million of net sales in the quarter ending April 30, 1994. Net sales were $10.7 million for the six months ended April 30, 1995, which represented a 26% increase from net sales for the six months ended April 30, 1994 of $8.5 million. The increase in net sales is primarily attributable to increases in voice processing net sales.

VOICE PROCESSING NET SALES

Net sales of voice processing products were $3.2 million for the quarter ended April 30, 1995, which represented a 28% increase from voice processing net sales of $2.5 million for the quarter ended April 30, 1994. Net sales were $6.5 million for the six months ended April 30, 1995, which represented a 35% increase from voice processing net sales for the six months ended April 30, 1994 of $4.8 million. The increase in sales is primarily attributable to increases in sales of the Company's products to large multiple unit customers and to international customers.

The Company is pursuing a strategy that it believes will increase its voice processing sales. This strategy includes the introduction of enhanced products with additional features not previously offered by the Company's VCS 3500 products, pursuit of large government procurements and other large multi-unit customers, targeting of select industries or vertical markets with special voice processing applications and entering into arrangements with large resellers or distributors. Microlog introduced a new product in March 1994, the VCS Intela ("Intela"), which uses a multi-tasking UNIX operating system and offers additional features that the Company believes will improve the competitiveness of its VCS product line. Microlog believes that customers are particularly interested in the latest technological features, and that continual improvements to its products and development of new products are essential if the Company is to increase its voice processing revenues.

As of April 30, 1995, the Company had a backlog of existing orders for voice processing systems totaling $3.3 million. By comparison, the backlog as of April 30, 1994 was $3.1 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on any customer delivery schedules and any customization needed for VCS 3500 or VCS Intela applications. The Company anticipates that most of the outstanding orders at April 30, 1995 will be shipped and the sales recognized during fiscal 1995. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Net sales from performance analysis and support services were $2.1 million for the quarter ended April 30, 1995 as compared to $1.9 million for the same period in fiscal 1994. Net sales were $4.3 million for the six months ended April 30, 1995, which represents a 13% increase from net sales for the six months ended April 30, 1994. This increase resulted from the addition of new contracts as well as increases in the level of work authorized under existing contracts from Johns Hopkins Applied Physics Laboratory (APL), the Company's principal customer for these services.

In mid-May 1995, the Company was notified by APL that 14 Company employees were to be terminated as a result of a laboratory-wide reduction in force. These employees represented approximately 10% of the Company's performance analysis work-force and approximately $675,000 (approximately 8%) of annual net sales of performance analysis and support services. During the most recent quarter the Company lost an additional 7 employees who were hired directly by APL. These employees represented approximately 5% of the Company's performance analysis work-force and approximately $365,000 (approximately 4%) of annual net sales of performance analysis and support services. The Company did not incur any significant severance costs in connection with these employee terminations and expects its pre-tax income to decline by approximately $160,000 annually as a result of the expected decline in net sales. The Company is not aware of any additional employee terminations at APL. However, there is no assurance that additional terminations will not occur during the fiscal year or thereafter.

The Company is seeking to diversify its operations for performance analysis and support services by seeking contracts in non-defense related areas. Because of the lower profit margins allowed on contracts for performance analysis and support services and the Company's limited success to date in obtaining new contracts with contractors and agencies other than APL or AT&T, the Company believes that this segment of its business is not likely to generate a substantial increase in profitability. Nevertheless, the Company believes that its performance analysis contracts are likely to continue to provide a stable source of sales for the Company. The Company does not anticipate that any additional changes in defense priorities or spending will result in any material adverse affect over the remainder of this fiscal year on its net sales from performance analysis and support services nor alter the manner in which it procures contracts for such services. However, there is no assurance that changes in defense priorities or continuing budget reductions will not cause such an effect during the fiscal year or thereafter.

As of April 30, 1995, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $3.1 million. By comparison, the backlog as of April 30, 1994 was $6.3 million. The decrease in backlog is attributable primarily to a reduction in the remaining term of a significant multi-year contract. The Company anticipates that these services will be provided during the next three fiscal years. Of the $3.1 million of backlog at April 30, 1995, $1.8 million will be recognized as sales beyond fiscal 1995. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date such a possibility has not been realized. See "Liquidity and Capital Reserves."

COSTS AND EXPENSES

Cost of sales was $3.0 million or 56.7% of net sales for the quarter ended April 30, 1995, and $6.3 million or 59.1% of net sales for the six months ended April 30, 1995. By comparison, cost of sales was $3.3 million or 75.1% of net sales for the quarter ended April 30, 1994, and $6.3 million or 73.6% of net sales for the six months ended April 30, 1994. The decrease in cost of sales, as a percentage of net sales, is primarily attributable to the higher percentage of voice processing net sales for the quarter as compared to performance analysis and support services net sales. Performance analysis and support services has a significantly higher cost of sales compared to voice processing.

Selling, general and administrative expenses decreased to $1.6 million or 29.4% of net sales for the quarter ended April 30, 1995, as compared to $1.7 million or 37.2% of net sales for the quarter April 30, 1994. For the six months ended April 30, 1995, selling, general and administrative expenses decreased to $3.0 million or 27.8% of net sales as compared to $3.4 million or 39.8% of net sales for the same six month period last year. The decrease, as a percent of net sales, was attributable primarily to an increase in voice processing net sales and to cost cutting measures and the restructuring of the Company's voice processing operations.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. Research and development expenses were $398,000 or 7.5% of net sales for the quarter ended April 30, 1995, as compared to $422,000 or 9.5% of net sales for the quarter ended April 30, 1994. For the six months ended April 30, 1995, research and development expenses were $775,000 or 7.3% of net sales as compared to $779,000 or 9.1% of net sales for the comparable six months ended April 30, 1994. The decrease was, as a percentage of net sales, attributable primarily to an increase in voice processing net sales and to cost cutting measures and the restructuring of the Company's voice processing operations. The Company expects that research and development expenses during fiscal 1995 will be more than those incurred in fiscal 1994 as the Company continues to develop new products and enhance its existing products. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

RESTRUCTURING COSTS

In the quarter ended July 31, 1994, the Company's voice processing operations were restructured extensively at a cost of approximately $550,000. This is the third such restructuring in the past four years, and resulted from the Company's on-going significant losses during three of the past four years due to declines in revenues for voice processing products and/or failure to increase such revenues to keep pace with planned increases in expenditures. The Company believes that the restructuring will have a positive impact on the results of fiscal 1995 by reducing employment, overhead and ongoing costs of approximately $1.4 million annually, and the Company does not believe that any further cutbacks will be necessary over its next fiscal year.

NET OTHER EXPENSE

Net other income (expense) was ($38,000) and ($55,000) for the quarter and six months ended April 30, 1995 as compared to $26,000 and $8,000 for the same periods last year. For the quarter ended April 30, 1994, the Company realized a $42,000 gain on the sale of one of its two office condominium units. Without this gain, the Company would have had a net other (expense) of ($34,000) for the six months ended April 30, 1994. Net other expense consisted primarily of interest expense.

PROVISION FOR INCOME TAXES

The Company has exhausted its ability to carry losses back for income tax refunds. However, net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $10.3 million and $156,000, respectively, at October 31, 1994, will be available to offset taxes generated from future taxable income. These potential future tax benefits have not been reflected in the financial statements since realization is not assured. Tax expense for the three months and six months ended April 30, 1995 was fully offset by a related reduction in the deferred tax asset valuation allowance in the period.


LIQUIDITY AND CAPITAL RESOURCES

Working capital as of April 30, 1995 was a negative $267,000 as compared to a negative $ 704,000 as of October 31, 1994. The increase in working capital is primarily attributable to the net income in the first and second quarter of fiscal 1995. Cash and cash equivalents as of April 30, 1995 were $519,000 as compared to $1.2 million as of October 31, 1994. The decline in cash is primarily attributable to reductions of debt of $263,000, consisting principally of payments of principal under the Company's mortgage loan, and an increase in accounts receivables resulting from the higher voice processing revenues. As discussed below, the Company is seeking additional financing for working capital purposes.

Accounts receivable as of April 30, 1995 were $3.2 million, as compared to $2.7 million as of October 31, 1994. Included in the April 30, 1995 balance is a related party receivable of $131,000 relating to the sale of voice processing products and services to American Computer, of which a former member of the Board of Directors is an executive officer and of which a member of the Board of Directors until recently has been a director.

Net fixed assets as of April 30, 1995 were $3.0 million, as compared to $2.9 million as of October 31, 1994. Goodwill as of April 30, 1995 was $182,000 as compared to $217,000 at October 31, 1994.

The Company was in default of its mortgage loan on its principal corporate headquarters which was due on December 31, 1994. The mortgage note is due in monthly installments and has an interest rate at the bank's prime rate of interest plus one-half percent. The mortgage loan is collateralized by the headquarters building and is subject to a covenant requiring a minimum consolidated tangible net worth. In addition, the bank has asserted (as a result of a cross default provision with a prior line of credit with the bank) that the mortgage loan is also collateralized by accounts receivable and inventory of the Company and is subject to a number of additional restrictive covenants, including a requirement to maintain a fixed charge coverage ratio, prohibitions on mergers or acquisitions, sale of stock (other than stock issued pursuant to the Company's stock option plan) and payment of dividends, and certain restrictions on additional borrowing.

The Company was in default of its mortgage loan covenants at January 31, 1994, April 30, 1994 and July 31, 1994 and received waivers from its bank of these covenants through July 31, 1994. In connection with these waivers, the maturity date of the loan was accelerated by agreement with the bank to September 30, 1994. The bank subsequently extended the due date of the mortgage loan until December 31, 1994, in return for which the Company paid an extension fee of 1% of the mortgage note balance at September 30, 1994 and made additional principal payments of $100,000 on September 30, 1994 and $50,000 payments on each of October 15, 1994, November 15, 1994 and December 15, 1994. The Company has obtained an additional extension of the due date of the mortgage note, which now has a principal amount of approximately $948,000, until June 30, 1995. This extension will require the Company to pay additional principal payments of $37,500 per month starting in February 1995. The Company believes, based upon its recent financial results and discussions with its bank, that it will be able to obtain an additional extension beyond June 30, 1995 from the bank, if required. Failure to do so may have a material adverse effect on the Company's cash balance and its financial position.

The Company continues in discussions with potential lenders to secure new credit facilities to replace its current mortgage loan and to supply additional working capital. There is no assurance that financing will be available to the Company, and failure to obtain new financing may have a material adverse effect on the Company's cash balance and its financial position.

ITEM 1            Legal Proceedings
                  -----------------------
                  None

ITEM 2            Changes in Securities
                  -----------------------
                  None.

ITEM 3            Defaults  Upon  Senior  Securities
                  -------------------------------------
                  The Company was in default under a $1.2 million mortgage loan due on December 31, 1994. The Company and the bank negotiated an extension of the mortgage note until June 30, 1995. See "Liquidity and Capital Resources."

ITEM 4            Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  The Company held its annual meeting of stockholders on April 29, 1995. At the meeting, J. Graham Hartwell was appointed to serve for a three year term as director by a vote of 3,619,645 for, with 25,505 shares withholding authority. Also appointed to a three year term as director was Joe J. Lynn, by a vote of 3,603,612 for, with 41,538 shares withholding authority. The appointment by the Board of Directors of the firm Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 1995 was ratified by a vote of 3,621,143 in favor, with 14,300 shares voting against such ratification and 9,707 shares abstaining.


ITEM 5            Other Information
                  -------------------
                  None.

ITEM 6            Exhibits and Reports on Form 8-K
                  --------------------------------
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MICROLOG CORPORATION



                                   BY     /s/ Joe J. Lynn
                                     ----------------------------------------
                                          Joe J. Lynn
                                          Chief Executive Officer



                                   BY     /s/ Richard A. Thompson
                                     ----------------------------------------
                                          Richard A. Thompson
                                          President and Chief Operating Officer







June 14, 1995
- -------------
    DATE