Form 10-Q
period 1995-07-31
MICROLOG CORP
filed 1995-09-14
CIK 792094

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                         SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended July 31, 1995 Commission file No. 0-14880

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

                        YES     X      NO
                           ------------  -------------
   As of September 8, 1995 3,892,248 shares of common stock were outstanding.

                 MICROLOG CORPORATION

        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                     July 31,       October 31,
                                                                       1995            1994
                                                                  ------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                                     $    962,131    $  1,166,194
    Receivables, net                                              $  2,806,853    $  2,617,337
    Receivable from related party                                 $     87,427    $     70,237
    Inventories                                                   $  1,254,352    $    882,184
    Other current assets                                          $    148,772    $    157,590
                                                                  ------------    ------------

        Total current assets                                      $  5,259,535    $  4,893,542

Fixed assets, net                                                 $  3,058,538    $  2,941,925
Licenses, net                                                     $    552,381    $    638,095
Other assets                                                      $    275,610    $    365,286
Goodwill, net                                                     $    164,315    $    217,131
                                                                  ------------    ------------
        Total assets                                              $  9,310,379    $  9,055,979
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                             $    989,410    $  1,463,818
    Accounts payable                                              $  1,375,675    $  1,083,970
    Accrued compensation and related expenses                     $  1,577,110    $  1,634,278
    Other accrued expenses                                        $  1,166,003    $  1,415,480
                                                                  ------------    ------------

        Total current liabilities                                 $  5,108,198    $  5,597,546

Long-term debt                                                    $          0    $     45,456
Deferred officers' compensation                                   $    272,194    $    269,218
Other liabilities                                                 $    243,415    $    394,865
                                                                  ------------    ------------

        Total liabilities                                         $  5,623,807    $  6,307,085
                                                                  ------------    ------------

Mandatorily redeemable common stock
    102,857 shares issued, redeemable at $2.1875 per share        $          0    $    225,000
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued                              $          0    $          0
    Common stock, $.01 par value, 10,000,000 shares authorized,
        4,491,818 and 4,379,511 shares issued                     $     44,918    $     43,795
    Capital in excess of par value                                $ 14,999,351    $ 14,765,999
    Treasury stock, at cost, 601,870 shares                       ($ 1,176,537)   ($ 1,176,537)
    Accumulated deficit                                           ($10,181,160)   ($11,109,363)
                                                                  ------------    ------------

        Total stockholders' equity                                $  3,686,572    $  2,523,894
                                                                  ------------    ------------

        Total liabilities and stockholders' equity                $  9,310,379    $  9,055,979
                                                                  ============    ============

See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)


                                           For The Three Months            For The Nine Months
                                               Ended July 31,                  Ended July 31,
                                            1995           1994             1995           1994
                                        ------------   ------------    -------------  -------------

Net sales                               $  5,555,881   $  4,290,151    $  16,291,586  $  12,806,920

Costs and expenses:
    Cost of sales                          3,136,909      4,473,003        9,481,745     10,739,199
    Selling, general and administrative    1,645,997      2,168,922        4,640,277      5,556,611
    Research and development                 389,938        441,315        1,165,240      1,220,573
    Restructuring costs                            0        550,258                0        550,258
                                        ------------   ------------    -------------  -------------
                                           5,172,844      7,633,498       15,287,262     18,066,641
                                        ------------   ------------    -------------  -------------

Operating income (loss)                      383,037     (3,343,347)       1,004,324     (5,259,721)

Net other expense                             21,345         23,083           76,121         15,128
                                        ------------   ------------    -------------  -------------
Income (loss) before income taxes            361,692     (3,366,430)         928,203     (5,274,849)

Provision for income taxes                         0         13,255                0         30,002
                                        ------------   ------------    -------------  -------------
Net income (loss)                            361,692     (3,379,685)         928,203     (5,304,851)

Accumulated deficit:
     - at beginning of period            (10,845,519)    (8,050,488)     (11,109,363)    (6,125,322)
                                        ------------   ------------    -------------  -------------
     - at end of period                 $(10,483,827)  $(11,430,173)    $(10,181,160)  $(11,430,173)
                                        ============   ============    =============  =============
Weighted average shares outstanding        4,132,927      3,876,198        3,977,955      3,875,156
                                        ------------   ------------    -------------  -------------

Income (loss) per common share          $       0.09   $     (0.87)    $        0.23  $       (1.37)
                                        ============   ===========     =============  =============


See accompanying notes to condensed consolidated financial statements.


                    MICROLOG CORPORATION

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       JULY 31, 1995 (unaudited) and OCTOBER 31, 1994

                   MICROLOG CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Unaudited)

                                                                 For the         For the
                                                               Nine Months     Nine Months
                                                                  Ended           Ended
                                                              July 31, 1995   July 31, 1994
                                                              -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                        $   928,203    $(5,304,851)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation                                             338,588        655,160
         Amortization of goodwill and other                       206,035        206,035
         Loss/(gain) from disposition of assets                     3,009        (42,159)
         Changes in assets and liabilities:
            Receivables                                          (206,706)     1,683,776
            Inventories                                          (372,168)     1,101,511
            Other current assets                                    8,818        (56,677)
            Accounts payable and accrued expenses                 (14,940)       935,468
            Other liabilities                                    (148,474)         5,590

               Net cash used in operating activities              742,365       (816,147)
                                                              -----------    -----------

Cash flows from investing activities:
     Purchases of fixed assets                                   (458,210)      (376,669)
     Proceeds (loss) from sale of fixed assets                          0         58,638
     Other assets                                                  22,171       (151,503)
                                                              -----------    -----------

               Net cash used in investing activities             (436,039)      (469,534)
                                                              -----------    -----------

Cash flows from financing activities:
     Reduction of long-term debt                                 (519,864)      (228,335)
     Issuance of common stock                                       9,475          3,113
                                                              -----------    -----------
               Net cash used in financing activities             (510,389)      (225,222)
                                                              -----------    -----------
Cash and cash equivalents:
     Net increase (decrease) during period                       (204,063)    (1,510,903)
     Balance at beginning of period                             1,166,194      2,612,794
                                                              -----------    -----------
     Balance at end of period                                 $   962,131    $ 1,101,891
                                                              ===========    ===========


See accompanying notes to condensed consolidated financial statements.

General
-------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation (the Company) as of July 31, 1995 and October 31, 1994, and the results of their operations and cash flows for the three and nine month periods ended July 31, 1995 and 1994. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1995.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1994.


Note 1 - Inventories

Inventories consist of the following:                        (Unaudited)
                                                               July 31,    October 31,
                                                                 1995          1994
                                                              ----------    ----------
       Components and finished goods                          $2,085,697    $1,726,615
       Work-in-process                                           313,349       300,263
                                                              ----------    ----------
                                                               2,399,046     2,026,878
       Less: reserve for obsolescence                         (1,144,694)   (1,144,694)
                                                              ----------    ----------
                                                              $1,254,352     $ 882,184
                                                              ==========    ==========

Note 2 - Fixed Assets

The cost of property and equipment consists of the following:
                                                             (Unaudited)
                                                               July 31,    October 31,
                                                                 1995          1994
                                                              ----------    ----------
       Land                                                  $  520,000      $520,000
       Buildings and improvements                             2,527,902     2,523,100
       Furniture and equipment                                2,902,767     3,229,416
       Vehicles                                                  23,642        34,772
       Leasehold improvements                                   204,171        52,702
                                                              ----------    ----------
                                                              6,178,482     6,359,990
       Less: accumulated depreciation and amortization       (3,119,944)   (3,418,065)
                                                              ----------    ----------
                                                             $3,058,538    $2,941,925
                                                              ==========    ==========

Note 3 - Debt

As of July 31, 1995, the Company's mortgage loan was $898,500. The Company and the bank are negotiating an extention of the due date of the mortgage note until October 31, 1995. The extension will require the Company to make monthly principle payments of $20,000 plus interest starting in August.

Note 4 - Restructuring of Operations

The following table sets forth the Company's reserves for the nine months ended July 31, 1995.



                             Restructuring Reserves


                                         Employee    Asset
                                        Separations  Writedowns  Facilities     Other      Total
--------------------------------------------------------------------------------------------------
Reserve balance, October 31, 1994          $89,039     $31,206    $250,133    $142,388    $512,766

Cash payments                             ($70,109)   ($10,402)   ($53,906)   ($67,447)  ($201,864)

--------------------------------------------------------------------------------------------------
Reserve balance, July 31, 1995             $18,930     $20,804    $196,227     $74,941    $310,902
==================================================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, manufactures, markets and supports a series of microprocessor-based voice processing systems which allow users to store, retrieve and transmit digitized voice messages and to access information on computer data bases. The Company's voice processing products include the VCS INTELA, VCS 3500 and CallStar models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enables the systems to perform multiple voice processing applications.

The Company also provides performance analysis and technical and administrative support services ("performance analysis") through its wholly-owned subsidiary, Old Dominion Systems Inc. of Maryland, primarily to the Applied Physics
Laboratory ("APL") and American Telephone and Telegraph (AT&T), both prime contractors to the U.S. Navy.

The percentage of the Company's sales generated by the Company's two business segments has varied significantly from period to period, but the Company anticipates that any significant growth in sales will be derived primarily from increases in voice processing sales.

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's condensed consolidated statement of operations and retained earnings:

                          PERCENTAGE OF TOTAL REVENUES

                                                             Three Months Ended                     Nine Months Ended
                                                                  July 31,                              July 31,

                                                             1995          1994                  1995              1994
                                                             ----          ----                  ----              ----
Revenues

 Voice processing                                            64.2%         52.1%                   61.6%          54.7%
 Performance analysis                                        35.8%         47.9%                   38.4%          45.3%
                                                           -------       -------                 -------         ------
   Total                                                    100.0%        100.0%                  100.0%         100.0%
                                                           -------       -------                  ------         ------

Costs and expenses

 Cost of sales                                               56.5%        104.3%                   58.2%          83.9%
 Selling, general and administrative                         29.6%         50.5%                   28.4%          43.4%
 Research and development                                     7.0%         10.3%                    7.2%           9.5%
 Restructuring costs                                          0.0%         12.8%                    0.0%           4.3%
                                                         ---------      --------                --------        -------
   Total                                                     93.1%        177.9%                   93.8%         141.1%
                                                          --------      --------                --------        -------

Operating income (loss)                                       6.9%        (77.9%)                   6.2%         (41.1%)

Interest and other income (expense), net                     (0.4%)        (0.6%)                  (0.5%)         (0.1%)
                                                          ---------    ----------               ---------       --------
Income (loss) before income taxes                             6.5%        (78.5%)                   5.7%         (41.2%)
Provision (benefit) for income taxes                          0.0%         (0.3%)                   0.0%          (0.2%)
                                                          --------     ----------                -------       ---------
Net income (loss)                                             6.5%        (78.8%)                   5.7%         (41.4%)
                                                          ========      =========               ========       =========

RESULTS OF OPERATIONS

The Company had a net income of $362,000 ($.09 per share) for the quarter ended July 31, 1995 and a net income of $928,000 ($.23 per share) for the nine months ended July 31, 1995. This compares to net a loss of $3.4 million ($.87 per share) and a net loss of $5.3 million ($1.37 per share) for the comparable periods in fiscal 1994. The improvement in earnings is primarily attributable to a restructuring of the Company's voice processing operations in the third quarter of fiscal 1994 and an increase in voice processing net sales.

The Company was in default under its mortgage loan covenants at January 31, 1994, April 30, 1994, and July 31, 1994 and received waivers from its bank of these covenants through July 31, 1994. In connection with these waivers, the maturity date of the loan was accelerated by agreement with the bank to September 30, 1994. The bank subsequently extended the due date of the mortgage loan until December 31, 1994, in return for which the Company paid an extension fee of 1% of the mortgage note balance at September 30, 1994 and made an additional principal payment of $100,000 on September 30, 1994 and $50,000 payments on October 15, 1994, November 15, 1994, and December 15, 1994. The Company obtained an additional extension of the due date of the mortgage note until June 30, 1995. This extension required the Company to pay additional principal payments of $37,500 per month from February 1995 through June 1995.

The Company believes, based upon its recent financial results and discussions with its bank, that it will be able to obtain an additional extension until October 31, 1995 from the bank. This extension will require the Company to make monthly $20,000 principal payments, plus interest, starting in August. The bank has indicated, in connection with this last extension, that the bank presently does not intend to grant further significant extensions. The Company has been pursuing financing alternatives and has received several financing offers that would allow the Company to refinance its mortgage and provide working capital. Although each of such offers has certain terms that the Company would like to improve upon and is subject to various conditions, the Company believes that at least one of these offers would be acceptable to the Company, and intends to accept one of such offers in sufficient time to meet its obligation to repay the mortgage on October 31, 1995.

NET SALES

Net sales for the quarter ending July 31, 1995 were $5.6 million, which represented an increase of 30% as compared to $4.3 million of net sales in the quarter ending July 31, 1994. Net sales were $16.3 million for the nine months ended July 31, 1995, which represented a 27% increase from net sales for the nine months ended July 31, 1994 of $12.8 million. The increase in net sales is primarily attributable to increases in voice processing net sales.

VOICE PROCESSING NET SALES

Net sales of voice processing products were $3.6 million for the quarter ended July 31, 1995, which represented a 64% increase from voice processing net sales of $2.2 million for the quarter ended July 31, 1994. Net sales were $10.0 million for the nine months ended July 31, 1995, which represented a 43% increase from voice processing net sales for the nine months ended July 31, 1994 of $7.0 million. The increase in sales is primarily attributable to increases in sales of the Company's products to large multiple unit government customers and to international customers. For the nine months ended July 31, 1995, international sales were 10.6% of voice processing net sales, which represented a 133% increase over international sales for the nine months ended July 31, 1994.

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

As of July 31, 1995, the Company had a backlog of existing orders for voice processing systems totaling $3.3 million. By comparison, the backlog as of July 31, 1994 was $4.0 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on any customer delivery schedules and any customization needed for VCS 3500 or VCS INTELA applications. The Company anticipates that most of the outstanding orders at July 31, 1995 will be shipped and the sales recognized during the next three quarters. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Net sales from performance analysis and support services were $2.0 million for the quarter ended July 31, 1995 as compared to $2.1 million for the same period in fiscal 1994. Net sales were $6.3 million for the nine months ended July 31, 1995, which represents an 8% increase from net sales for the nine months ended July 31, 1994. This increase resulted from the addition of new contracts as well as increases in the level of work authorized under existing contracts from Johns Hopkins Applied Physics Laboratory (APL), the Company's principal customer for these services.

During the quarter ended July 31, 1995, APL terminated 14 Company employees as a result of a laboratory-wide reduction in force. These employees represented approximately 10% of the Company's performance analysis work-force and approximately 675,000 (approximately 8%) of annual net sales of performance analysis and support services. During the most recent quarter the Company also lost an additional 7 employees who were hired directly by APL. These employees represented approximately 5% of the Company's performance analysis work-force and approximately $365,000 (approximately 4%) of annual net sales of performance analysis and support services. The Company did not incur any significant severance costs in connection with these employee terminations and expects its pre-tax income to decline by approximately $160,000 annually as a result of the expected decline in net sales. The Company is not aware of any additional employee terminations at APL. However, there is no assurance that additional terminations will not occur during the fiscal year or thereafter.

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

As of July 31, 1995, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $3.9 million. By comparison, the backlog as of July 31, 1994 was $4.7 million. The decrease in backlog is attributable primarily to a reduction in the remaining term of a significant multi-year contract. The Company anticipates that these services will be provided during the next three fiscal years. Of the $3.9 million of backlog at July 31, 1995, $2.5 million will be recognized as sales beyond fiscal 1995. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date such a possibility has not been realized. See "Liquidity and Capital Reserves."

COSTS AND EXPENSES

Cost of sales was $3.1 million or 56.5% of net sales for the quarter ended July 31, 1995, and $9.5 million or 58.2% of net sales for the nine months ended July 31, 1995. By comparison, cost of sales was $4.5 million or 104.3% of net sales for the quarter ended July 31, 1994, and $10.7 million or 83.9% of net sales for the nine months ended July 31, 1994. The decrease in cost of sales, as a percentage of net sales, is primarily attributable to the higher percentage of voice processing net sales for the quarter as compared to performance analysis and support services net sales. Performance analysis and support services has a significantly higher cost of sales compared to voice processing.

Selling, general and administrative expenses decreased to $1.6 million or 29.6% of net sales for the quarter ended July 31, 1995, as compared to $2.2 million or 50.5% of net sales for the quarter July 31, 1994. For the nine months ended July 31, 1995, selling, general and administrative expenses decreased to $4.6 million or 28.5% of net sales as compared to $5.6 million or 43.4 of net sales for the same time period last year. The decrease, as a percent of net sales, was attributable primarily to an increase in voice processing net sales and to cost cutting measures and the restructuring of the Company's voice processing operations in fiscal 1994.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. Research and development expenses were $390,000 or 7.0% of net sales for the quarter ended July 31, 1995, as compared to $441,000 or 10.3% of net sales for the quarter ended July 31, 1994. For the nine months ended July 31, 1995, research and development expenses were $1.2 million or 7.2% of net sales as compared to $1.2 million or 9.5% of net sales for the comparable nine months ended July 31, 1994. The decrease, as a percentage of net sales, was attributable primarily to an increase in voice processing net sales and to cost cutting measures and the restructuring of the Company's voice processing operations. The Company expects that research and development expenses during fiscal 1995 will be at the same level as those incurred in fiscal 1994 as the Company continues to develop new products and enhance its existing products. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

RESTRUCTURING COSTS

In the quarter ended July 31, 1994, the Company's voice processing operations were restructured extensively at a cost of approximately $550,000. This was the third such restructuring in the past four years, and resulted from the Company's on-going significant losses during three of the past four years due to declines in revenues for voice processing products and/or failure to increase such revenues to keep pace with planned increases in expenditures. The Company believes that the restructuring has had a positive impact on the results of fiscal 1995 by reducing employment, overhead and ongoing costs of approximately $1.4 million annually, and the Company does not believe that any further cutbacks will be necessary over its next fiscal year.

NET OTHER EXPENSE

Net other expense was $21,000 and $76,000 for the quarter and nine months ended July 31, 1995 as compared to $23,000 and $15,000 for the same periods last year. For the quarter ended April 30, 1994, the Company realized a $42,000 gain on the sale of one of its two office condominium units. Without this gain, the Company would have had a net other expense of $57,000 for the nine months ended July 31, 1994. Net other expense consisted primarily of interest expense.

PROVISION FOR INCOME TAXES

The Company has exhausted its ability to carry losses back for income tax refunds. However, net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $10.3 million and $156,000, respectively, at October 31, 1994, will be available to offset taxes generated from future taxable income. These potential future tax benefits have not been reflected in the financial statements since realization is not assured. Tax expense for the three months and nine months ended July 31, 1995 was fully offset by a related reduction in the deferred tax asset valuation allowance in the period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of July 31, 1995 was $151,000 as compared to a negative $704,000 as of October 31, 1994. The increase in working capital is primarily attributable to the net income in the first three quarters of fiscal 1995. Cash and cash equivalents as of July 31, 1995 were $962,000 as compared to $1.2 million as of October 31, 1994. The decline in cash is primarily attributable to reductions of debt of $520,000, consisting principally of payments of principal under the Company's mortgage loan, purchase of fixed assets and an increase in accounts receivable resulting from the higher voice processing revenues. As discussed below, the Company is seeking additional financing for working capital purposes. Several of the financing offers the Company is evaluating include working capital lines of credit that will be secured by accounts receivable, inventory, furniture and equipment.

Accounts receivable as of July 31, 1995 were $2.9 million, as compared to $2.7 million as of October 31, 1994. Included in the July 31, 1995 balance is a related party receivable of $87,000 relating to the sale of voice processing products and services to American Computer, of which a former member of the Board of Directors is an executive officer, and of which a member of the Board of Directors was a director of American Computer.

Net fixed assets as of July 31, 1995 were $3.1 million, as compared to $2.9 million as of October 31, 1994. Goodwill as of July 31, 1995 was $164,000 as compared to $217,000 at October 31, 1994.

On May 24, 1993, the Company reached a settlement concerning patent licenses relating to voice mail technology with VMX, Inc. As part of that settlement, the Company issued 102,857 shares of Microlog stock which required the Company to redeem those shares at $2.1875 per share. During the quarter ended July 31, 1995, VMX, Inc., notified the Company that it had sold all of the shares in the open market releasing the Company from its obligation to purchase those shares.

The Company was in default under its mortgage loan on its principal corporate headquarters which was due on December 31, 1994. The mortgage note is due in monthly installments and has an interest rate at the bank's prime rate of interest plus one-half percent. The mortgage loan is collateralized by the headquarters building and is subject to a covenant requiring a minimum consolidated tangible net worth. In addition, the bank has asserted (as a result of a cross default provision with a prior line of credit with the bank) that the mortgage loan is also collateralized by accounts receivable and inventory of the Company and is subject to a number of additional restrictive covenants, including a requirement to maintain a fixed charge coverage ratio, prohibitions on mergers or acquisitions, sale of stock (other than stock issued pursuant to the Company's stock option plan) and payment of dividends, and certain restrictions on additional borrowing.

The Company was in default under its mortgage loan covenants at January 31, 1994, April 30, 1994 and July 31, 1994 and received waivers from its bank of these covenants through July 31, 1994. In connection with these waivers, the maturity date of the loan was accelerated by agreement with the bank to September 30, 1994. The bank subsequently extended the due date of the mortgage loan until December 31, 1994, in return for which the Company paid an extension fee of 1% of the mortgage note balance at September 30, 1994 and made additional principal payments of $100,000 on September 30, 1994 and $50,000 payments on each of October 15, 1994, November 15, 1994 and December 15, 1994. The Company obtained an additional extension of the due date of the mortgage note until June 30, 1995. This extension required the Company to pay additional principal payments of $37,500 per month from February 1995 through June 1995.

The Company believes, based upon its recent financial results and discussions with its bank, that it will be able to obtain an additional extension until October 31, 1995 from the bank. This extension will require the Company to make monthly $20,000 principal payments, plus interest, starting in August (in lieu of the prior monthly principal payments). The bank has indicated, in connection with this last extension, that the bank presently does not intend to grant further significant extensions. The Company has been pursuing financing alternatives and has received several financing offers that would allow the Company to refinance its mortgage and provide a working capital line of credit secured by accounts receivable, inventory, furniture and equipment. Although each of such offers has certain terms that the Company would like to improve upon and is subject to various conditions, the Company believes that at least one of these offers would be acceptable to the Company, and intends to accept one of such offers in sufficient time to meet its obligation to repay the mortgage on October 31, 1995.

ITEM 1            Legal Proceedings
                  -----------------
                  None

ITEM 2            Changes in Securities
                  ---------------------
                  None.

ITEM 3            Defaults Upon Senior Securities
                  -------------------------------
                  The Company was in default under a $899,000 mortgage loan due on June 30, 1995. The Company and the bank are negotiating an extension of the mortgage note until October 31, 1995. See "Liquidity and Capital Resources."

ITEM 4            Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None.

ITEM 5            Other Information
                  None.

ITEM 6            Exhibits and Reports on Form 8-K
                  --------------------------------
                  None.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MICROLOG CORPORATION

                                        BY        /s/ Joe J. Lynn
                                          -------------------------------
                                        Joe J. Lynn
                                        Chief Executive Officer

                                        BY        /s/ Richard A. Thompson
                                          -------------------------------
                                        Richard A. Thompson
                                        President and Chief Operating Officer

September 14, 1995
------------------
      DATE