Form 10-K
period 1995-10-31
MICROLOG CORP
filed 1996-01-30
CIK 792094

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1995           Commission File No. 0-14880


                              MICROLOG CORPORATION
             (Exact name of Registrant as specified in its charter)


         VIRGINIA                                               52-0901291
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


         20270 Goldenrod Lane                                    20876-4070
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the January 19, 1996 closing price of these shares) was approximately $20.8 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq SmallCap Market.

As of January 19, 1996, 3,964,073 shares of the Registrant's Common Stock were outstanding.
------------------------------------------------------------------------------

                       Documents Incorporated by Reference


Parts I and III incorporate information by reference from portions of the Company's definitive Proxy Statement dated January 29, 1996 (the "Proxy Statement"). Parts I, II and IV incorporate information by reference from portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1995 (the "Annual Report to Shareholders").

                                     PART I

ITEM 1.  BUSINESS

General

Microlog Corporation ("Microlog" or the "Company") designs, assembles, markets, and services a variety of microprocessor-based voice processing systems which allow users to store, retrieve, and transmit digitized voice messages and to access information on computer databases. In addition, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory ("APL"), and American Telephone and Telegraph ("AT&T"), prime contractors to the U.S. Navy. Although this segment of its business historically has provided a stable source of sales and profits, the Company believes that its principal opportunities for growth are in the voice processing segment and has been concentrating its efforts on that segment.

The results of the Company's performance during fiscal 1995, 1994, and 1993 are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference into
Item 7 of the report. That section should be read in its entirety in conjunction with the discussion of the Company's business in this Item 1. Information concerning the Company's operations by business segment is hereby incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements incorporated by reference into Item 8 of this Report.

Microlog, a Virginia corporation, was organized in 1969. The Company's wholly owned subsidiaries are Microlog Corporation of Maryland, Genesis Electronics Corporation, and Old Dominion Systems Incorporated of Maryland.


VOICE PROCESSING

Voice Processing Industry

Voice processing systems are designed to serve the needs of organizations which are searching for an efficient, cost-effective means to deliver and communicate information and complete business transactions in a timely manner. These systems use specialized computer hardware and software to store, retrieve, and transmit digitized voice messages and to access information on computer databases. They are accessible through touch-tone and rotary telephones. Voice processing systems range from small systems with basic voice processing features to larger more complex systems. Many voice processing systems focus on only one application.

Microlog offers through its Intela, a Graphical User Interface ("GUI")-based interactive voice information processing system designed to run multiple voice processing applications simultaneously. Through its DOS-based VCS 3500, Microlog offers customized systems which can include up to eleven primary applications, each supported by separate software modules, and also offers, through its CallStar, products which are standard and can be sold in volume through distribution channels.

Products

The Company's voice processing systems are comprised of a specially-configured microprocessor-based hardware platform and versatile proprietary application software which allows users to store, retrieve, and transmit digitized voice messages and to access information on computer databases. The Company's voice processing products include a new addition to its product line, the Intela ("Intela"), which is a UNIX-based voice processing system capable of running multiple voice processing applications simultaneously. The Company also offers the DOS-based VCS 3500 voice processing system, which performs up to eleven voice processing applications, and the CallStar series of voice mail and automated attendant products.

Interactive Information Response ("IIR") connects the voice processing system to an external computer which contains data of interest to callers. With touch-tone or voice commands (using speech recognition software), which often include passwords, codes or account numbers, callers can query the computer and have data read back to them in voice form. Depending on the customer's application, callers may also change data on the computer or input new data with touch-tone or voice commands. IIR is widely used for functions such as reporting account balances, checking on inventory in stock and determining the status of applications or permits in process. A special application of IIR is also used by taxpayers who are in arrears in paying their Federal income taxes to call the Intela IIR system from a touch-tone telephone and automatically establish a repayment plan with the IRS. Microlog IIR software interfaces to the most popular types of host mini-computers, mainframe computers, and local area networks ("LANs"). Microlog emphasizes the IIR applications of its new Intela product, but also provides IIR applications through the VCS 3500. The CallStar product provides primarily voice mail, automated attendant and fax-on-demand features.

The following voice processing applications are provided by the Intela and VCS 3500 products:

         Local Database provides very similar functions to IIR, but allows the data of interest, up to 100,000 records, to reside on the voice processing system rather than a host mini- or mainframe computer. This provides a cost-effective approach for smaller IIR applications. It also allows large IIR applications to do local batch processing of data by downloading to the voice processing system for data manipulation.

         Audiotex is used by organizations to construct a "library" of pre-recorded messages which outside callers can access through touch-tone or voice commands without live operator assistance. Customers can record and change menus and messages themselves over the telephone at any time. Libraries of information may be presented in different languages, and callers with rotary telephones may also access menus and information. Up to 5,000 messages may be presented. Audiotex software finds wide use by organizations which receive large volumes of highly-repetitive telephone requests for information. Major advantages of audiotex over live information operators include the availability of information at every hour of the day and the consistency in the content of information dispensed.

         Voice Mail provides an organization with "voice mailboxes" in which internal or external callers may leave detailed, confidential messages at any time. Messages may be left for groups of people as well as individuals. Callers have many options to review and may record their messages until satisfied, and mailbox owners have many options to review, save, forward or discard voice messages.

         Voice Mail overcomes many limitations of telephone systems, allowing people to exchange information and transact business without having to be on the phone simultaneously. It eliminates paperwork and adds meaning and content which written messages can't reflect. Primary benefits are, increased office productivity through fewer interruptions, timely, accurate message delivery, and increased message detail, eliminating callbacks and "telephone tag." Although all of the Company's voice processing products provide voice mail, the CallStar is a less expensive product designed specifically for voice mail and automated attendant applications.

         Automated Attendant uses touch-tone or voice commands to route and connect inbound calls to extensions faster and more accurately than live operators. Microlog's software allows different phone lines to be answered with different greetings and different menus of options to be presented to different callers. In the event extensions are busy or not answered, the software permits callers to hold, transfer, leave a message or disconnect. The system can be name-based, in which callers input the first three letters of the called party's last name, or extension-based, in which callers dial an extension number. For extension-based systems, the software incorporates a directory of names, allowing callers to use touch-tone commands to find extension numbers they do not know.

         Transaction Processing allows the inbound caller to place orders, request information, respond to surveys or complete other transactions without personal handling by a live operator, using either touch-tone or voice commands. The caller can make the transaction any hour of any day, and the company can process the transaction at its convenience. Such transactions allow orders and requests to be filled faster and at lower cost than traditional methods.

         Outbound Dialing permits an organization to send messages automatically to large lists of external phone numbers and to record responses to those messages, if necessary. This very flexible software can handle multiple lists with up to 10,000 names per list. It can draw from a library of 1,000 messages and send different combinations of messages to individual phone numbers as directed. The software also generates management reports about the number of successful connections, length of calls, and content of responses.

         Multiple Languages including Telecommunications Device for the Deaf ("TDD") Interface software allows system messages to be played in up to 24 different languages. It also interfaces TDD terminals to VCS 3500 systems over telephone lines. The interface enables TDD users to interact with most VCS 3500 software modules no differently than if voice communications were being used. Users simply type messages onto their TDD terminals and send them to the voice processing system, which understands the input and responds with menus, prompts and messages which are printed on the TDD terminal. It has broad application in areas where the hearing-impaired must have access to information sources.

         Speech Recognition allows the caller to speak responses that are understood by the VCS 3500 and Intela systems. Continuous and discrete speech recognition are available on a single product. A standard vocabulary includes digits "0-9" and "yes" and "no" responses. Microlog's speech recognition is speaker independent and therefore requires no special training or development to recognize individual voice or speech patterns.

         Text-to-Speech converts typed ASCII data, resident on host computers or databases, to computer-generated synthetic speech on demand. It creates an extensive vocabulary, since it can pronounce any string of letters which are sent to it. Microlog's text-to-speech module is ideal for applications requiring information from large text databases. Because text-to-speech works with external databases, the module works with the interactive voice response module which provides the link between the VCS 3500 or Intela voice processing system and the customer's database.

         Fax software allows voice processing system users to automatically send stored fax documents on demand from within the voice processing system. Customer service and sales support operations are frequent users of fax software. A service representative can take a request for documents from the voice processing system and designate faxes to be sent in response without exiting the voice processing system.

Intela

Intela is an IIR system designed for simultaneous support of multiple applications and interactive information solutions. Prices for Intela systems are dependent on the number of ports in the system (from 4 to over 1000), the amount of voice storage, the need for additional equipment, and in the case of direct sales, the time needed to develop a customized application. The Company is currently working on additional releases of the product with expanded features.

Microlog has employed the Intela in projects for the Internal Revenue Service. Some of these projects included Voice Balance Due ("VBD"), which enables eligible taxpayers to check the status of their debt to the U.S. government and set up repayment plans. The Refund Inquiry Application enables taxpayers to call the IRS and, by selecting the Refund Inquiry on Intela, automatically obtain their refund status, including the amount of the refund.

The Company has incorporated all of the interface features of its DOS-based VCS 3500 with Graphical User Interface-based tools for application development in Intela. Intela is based on a Pentium hardware platform utilizing a UNIX operating system and is capable of supporting 4 to over 1000 ports. Intela has a non-proprietary open architecture. It supports foreign language user screens, voice prompts and documentation. Intela also supports text-to-speech, speech recognition, remote and local databases, host connectivity, and fax.

Each Intela system contains multiple microprocessors with hard disk storage and several voice cards. Intela uses distributed microprocessors, each of which handles a part of the total processing task, rather than one large central processor. By increasing the number of voice cards and the number of distributed microprocessors, the Company can configure the voice processing systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as tabletop, floor-standing or rack mounted units. These units can be networked to create a larger system with more than 1000 ports.

Product Architecture. The basic Intela architecture consists of four major system components: the Application Server(s), the Port Server(s), the Voice Distributed and Control Network and the Intelaware Software Platform.

Application Server. The application server defines the computing environment in which Intelaware resides and provides centralized management and control, as well as optional secure voice storage. The application server can be a personal computer, a workstation or minicomputer. It interfaces to a voice processing peripheral, or Intela Port Server, via a command link on Ethernet or an RS-232-C link.

Port Server. Microlog's Intela T100 and Intela R100 are voice processing peripherals, each providing call and speech processing, as well as voice storage. Interfacing to either a CO- or PBX-based, telephone system, these units answer calls, process and store speech, all under the direction of commands coming from Intelaware software on the application server across a command link.

Voice Distribution and Control Network. An Ethernet-based, high-speed network is used to control the port server and transfer voice files between the Intelas and the application server, as well as among the Intelas themselves.

Intelaware Software Platform. Microlog's Intelaware is an application development and deployment environment for both Interactive Information Response ("IIR") and voice messaging applications, supporting the on-line creation and administration of multiple applications. From an X-Windows graphic terminal connected to the application server, users access major functions of the software through several interfaces: Application Editor, Prompt Loading and Management, System Administration, Reports and Database Access, Integration Manager, Agency Manager and the Calendar Manager.

Through these interfaces, users control the development and operation of their voice applications, using OSF Motif-based graphical user interface. This interface provides the developer with a set of tools to create voice applications. Following is a description of each of these interfaces.

         Application Editor. The Application Editor is used to create and edit applications and is oriented towards programmer productivity, with several developers able to access different applications simultaneously. The editor is GUI based and allows programmers to develop call flows using a click-and-place approach similar to many standard drawing packages. Cells from a palette are placed onto a Drawing Pane and connected using a set of mouse actions. Standard Windows-like pull down menus allow file control, editing features (cut, copy, and paste), object search (by cell number, name, or type), and user preferences for appearance of the palette. Applications can be developed and tested on-line without interrupting those currently running.

         Prompt Loading and Management Facility. A major function in voice applications is prompt creation. With the Intelaware prompt loading facility, prompts can be reviewed, recorded, installed, deleted, backed up to removable media, restored, and distributed over a wide-area data ("WAN") network. They can be loaded on-line over the telephone, a microphone, or from a tape, and the process can be semi- or fully-automatic, depending on whether DTMF (dual-tone multifrequency) tones are coded on the tape to identify the prompts. Users can record individual prompts, a list of prompts, or record with DTMF prompt numbers, and they will be replaced only after they've been reviewed and accepted. New or updated prompts will be phased in automatically while applications remain on-line.

         Prompt Manager. The Intelaware prompt management facility has a Graphical Prompt Manager. This editor allows users to retrieve a prompt from storage on a port server or Intela and have the graphical representation shown in a window. The user can modify the prompt simply by clicking on the window and performing any of the following actions: cut, copy, paste, delete, trim silence, adjust again, convert sections of a prompt to silence, and change sampling rate.

         System Administration. The load/unload of applications and the management of the Port Servers connected to the application processor are done through the System Administration interface. If a system has network hardware in the system configuration, administration can be performed through one central point. Administrators can bring up a new revision of an application or move an application to another trunk while the system is on-line. If a caller happens to be on the line at the time, the changes on that trunk will take effect after the caller hangs up. Intelaware can support multiple Intelas to expand to larger port and storage capacity by networking systems and clusters of systems together. Expansions depend on the application server the systems are connected to.

         Centralized System Management. The system monitor menu under system administration provides a graphical means to address the central administration of a distributed system. It provides a graphical representation of the application server and its attached Intelas, including the command link mode used, Ethernet or serial links. Further, by clicking on the Intela icon, an additional window is displayed. In this window, a graphic of the Intela display panel, with active trunk status indicators and disk usage indicators, is shown. Clicking on a trunk status indicator opens an additional window that depicts information on the application that is running, shows what cell it is in, and so forth.

         Reports. To track significant statistical information for such activities as billing and to justify services, Intelaware offers a choice of reports that can be created and viewed without interrupting the operation of an application, and these reports can be sent to a printer for a hard copy print-out. Reports available are call detail, cell usage, trunk usage, subscriber information, and transaction log. If requirements include other than these standard reports, they can be customized using the underlying statistics.

         Database Access. Interfaces can be built between Intelaware and SQL relational databases, such as Oracle, Sybase, Informix and Ingress. The Application Editor contains an "SQL" cell type, which allows information to be extracted from databases to support interactive information applications. This cell type allows users to delete, insert, select, and update data. Intelaware also supports two internal proprietary databases: message and information databases. The message database, used in voice mail applications, consists of mailboxes associated with a number, usually the phone number of the user who will access the box for the messages deposited in it. More than one message database can be supported within Intelaware to accommodate multiple applications. Messages can be retrieved either FIFO (first in, first out) or LIFO (last in, first out), determined on a system basis.

The Microlog Intela platform architecture supports a variety of configurations that meet varying functional, processing, and voice port and storage needs. This platform is designed for simultaneous support of multiple applications, including both voice response and voice messaging services. Within the Microlog platform architecture, particular hardware configurations may be proposed to provide cost-effective solutions to a wide range of system requirements. All systems can be configured with built-in redundancy so that at least 50% of total system capacity is maintained across any single component failure. Growth capability is achieved by the modular upgrade of application servers, port servers, disk storage, additional communications links, and additional voice processing units.

The Intela system includes a monitor, keyboard, and printer, which are used to program the system, organize the storage of information which will be accessible to users, produce reports, and monitor system activity. Customers that contract for the Company's system maintenance services also purchase modems so that the Company can perform remote diagnostic procedures.

The Company has entered into non-exclusive distribution agreements with international companies, including Philips Communication Systems B.V. ("Philips") of The Netherlands and Communication & Network System PTE Ltd. of Singapore, along with 4 other companies in Europe, Asia, and the Middle East, to market and support the Intela product line worldwide. Philips markets the Intela IIR system as the VoiceManager 800 series.

VCS 3500

The Microlog VoiceConnect System 3500 ("VCS 3500") line of systems consists of a microprocessor-based hardware platform which can accommodate varying numbers of ports and, due to its proprietary software modules, can support up to eleven separate voice response or voice messaging applications. Prices for VCS 3500 systems range from $10,000 to over $250,000 and are dependent upon the number of ports in the system (from 2 ports to 96 or more), the number of voice processing applications desired, the amount of voice storage, the need for additional equipment (in the case of large or unique systems), and the extent to which the product must be adapted to the customer's specific needs.

The VCS 3500 system may be purchased with up to eleven different voice processing applications: voice mail, automated attendant, automated transaction processing, audiotex, interactive voice response, local database, outbound dialing, multiple languages including Telecommunications Device for the Deaf ("TDD), speech recognition, text-to-speech, and fax. The Company also provides other applications and customization where required. The Company has developed a separate software module for each voice processing application, making it possible to provide customers with any combination of these eleven voice processing applications. Additional software modules may be added after a system has been installed, thereby allowing customers to expand their systems gradually, as the need arises, without substantial additional cost.

Microlog's voice processing software modules include a proprietary application software matrix which allows users to customize the systems without the need for additional software. The VCS 3500 system's application software provides a series of menus containing instructions for the entry of data into the matrix which will result in a customized system. For example, the automated attendant application of the VCS 3500 can be customized to forward calls based on the recipient's last name, extension number, or other code of up to 20 letters or numbers. The features in the application software matrix may be set to specific dates or times, allowing the system to activate or de-activate different information menus, greetings, or other features on particular dates or at particular times. The complexity of the interactive voice response application presently requires that most customizing of this application be performed by Microlog.

The Company's VCS 3500 has a flexible system architecture. All of the VCS 3500 systems use similar hardware platforms and the Company activates one or more of the eleven software modules to enable a system to perform the desired voice processing applications. In the case of complex systems performing extra or unusual applications as requested by a particular user, the Company can customize the voice processing systems' architecture. By using similar hardware platforms for VCS 3500 systems, the Company has been able to achieve greater system reliability and more efficient assembly, testing, and maintenance.

Each VCS 3500 system contains multiple microprocessors with hard disk storage and several voice cards. The VCS 3500 uses distributed microprocessors, each of which handles a part of the total processing task, rather than one large central processor. By increasing the number of voice cards and the number of distributed microprocessors, the Company can configure the voice processing systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as tabletop, floor-standing or rack-mounted units. These units can be networked to create a larger system with more than 48 ports.

The VCS 3500 includes a monitor, keyboard, and printer, which are used to program the system, organize the storage of information which will be accessible to users, produce reports, and monitor system activity. Customers that contract for the Company's system maintenance services also purchase modems so that the Company can perform remote diagnostic procedures.

The VCS 3500 voice response applications can be used with most customer telephone systems. When used in connection with a PBX, Centrex or other telephone system having a switch capable of transferring calls automatically, the system can provide a direct connection between the caller and the customer's telephone system. The system can also be designed to allow callers to transfer their calls to a live operator on the customer's telephone system.


CallStar

CallStar 2000, developed during fiscal 1991 and available for delivery early in fiscal 1992, and CallStar 1200, introduced at the end of fiscal 1993, are based on Microlog's flexible, industry-standard hardware platform and operating system, and incorporate new user interfaces and software standardization and improved integration features.

The CallStar 2000 has capacity of up to 24 ports, and is available with voice mail and automated attendant software. CallStar 1200 was designed for the small-to-medium organization with capacities of 2 to 12 ports and a standard 18 hours of storage with up to 50 hours of storage optional. These models combine features of the VCS 3500 with the popular user interface, model standardization and integration technology from the former CINDI product line of Genesis Electronics Corporation, a company based in Rancho Cordova, California that was acquired by the Company in November 1990.

Prior Systems. With the introduction of CallStar, the Company discontinued the manufacturing and sales of the Genesis CINDI systems. The Company is continuing to provide parts and service to the over 4,500 CINDI's sold.

Application Solutions

During 1995, the Company dedicated development efforts to repackage and market existing applications previously developed for the government sector for commercial customers. The first suite of applications targeted for the commercial market is called the Retail Solution. Retail Solution consists of several applications designed and manufactured specifically for the retail pharmacy industry. These applications include the Automated Prescription Refill System ("APRS"), Photo Ready, Prescription Ready, the ProNouncer(R), and Call Routing. APRS allows users to place their prescription refill orders 24 hours a day by entering their prescription information via telephone. Photo Ready and Prescription Ready automatically dials individuals who have not picked up their complete prescription orders or processed film, and the ProNouncer is a digital in-store automated announcement system. Call Routing answers incoming lines and automatically directs callers to the desired store department without the need for a human operator.

Sales and Marketing

The Company's Applications and VCS 3500 systems are sold primarily through direct sales, while the CallStar products have been sold principally through a distribution network. Intela is also being sold through both direct sales and a distribution network.

Direct Sales Force The Direct Sales force has a Director in charge of Federal systems sales, a sales manager for commercial sales, and five salesmen. The Company's direct sales force is presently based in the Washington-Baltimore metropolitan area with satellite offices in Illinois, California, and
Pennsylvania. The Company provides training to its direct sales persons and furnishes ongoing technical support to these persons through its systems engineers and other personnel. The Company compensates its direct and distribution sales personnel through a base salary plus commissions, which generally represent a percentage of the net sales for which they are responsible.

The Company's Direct Sales personnel will continue to focus on national accounts assigned to them and on certain vertical markets, including Retail, Health Care, Federal, state and local government. The principal potential customers for the Company's voice processing applications and products in these vertical markets are organizations which receive or make a large volume of telephone calls that primarily are repetitive in nature.

Distribution Sales The Distribution Sales force currently has a director in charge of international sales, one salesmen, and one sales engineer. The Company has established distribution relationships with GTE, Sprint North Supply, and a variety of smaller independent companies in the domestic market. In the international market, Microlog has established a distribution agreement with Philips Communication Systems B.V. ("Philips") of The Netherlands to market and support the Intela product line initially in Europe, then worldwide, under the name VoiceManager 800. The Company has established or is negotiating distribution agreements in other countries in Europe, the Middle East, and the Far East.

Marketing. The marketing organization currently has a director who manages the Company's product and marketing related activities, one product manager, one application business development manager, and two assistant marketing managers. This organization interfaces with Direct and Distribution Sales in marketing and selling the company's products, applications, and services. The Company's Training and Documentation groups are also under the marketing organization.

Promotional Activities The Company's promotional efforts during fiscal 1995 included advertising in industry trade publications, direct mail, product presentations at trade shows and similar events, and public relations. The Company also conducted seminars for potential customers in certain industries, such as Federal, state and local governments. The Company expects to continue these promotional activities during fiscal 1996.

Services

The Company provides limited warranties for parts and labor on its products ranging from 90 days to two years, from the date of delivery. The Company also offers its customers annual maintenance contracts under which the Company maintains and services the systems. Microlog charges an annual fee of approximately 10% to 16% of the purchase price of the VCS 3500 and Intela systems for maintenance contracts covering normal business hours. The fee is highest for maintenance contracts providing for 24-hour or weekend assistance. Distributors generally perform the maintenance required on systems sold by them, and most of the Company's distributors offer annual maintenance contracts, which the Company believes are similar to those offered by the Company and provided at comparable prices.

The Company performs maintenance for its VCS 3500 and Intela voice processing systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog also has an agreement with a subcontractor to perform on-site maintenance on Microlog's voice processing systems nationwide. The Company operates a hotline which customers with maintenance contracts may use to request assistance or to ask questions concerning operation of the Company's voice processing systems. Microlog can perform many diagnostic procedures over the telephone and historically has been able to correct most of the difficulties experienced by its customers through telephone consultation.

Microlog also offers a variety of other services to its customers. Microlog will customize voice processing systems to a customer's specific needs by using the application software matrix in the VCS 3500 or the Graphical User Interface in its Intela, or by making appropriate changes in the underlying source code. The Company may charge for this service on a time and materials basis, or may include the service in the price of the system being sold. Training on system operations also is offered to customers. In addition, the Company generally provides certain improvements to its voice processing software modules free of charge to customers who contract for its system maintenance services.

Customer service and support for voice processing products sold through the distribution network generally is provided by the distributor. Most of the distributors offer annual maintenance contracts to customers with varying levels of support. CallStar products sold through distributors would also receive service and support from distributors, and CallStar models sold to customers on a direct basis are covered by the VCS 3500 customer service and support program. The Company provides a limited warranty for parts and labor on its CallStar products for one-year, with the exception of CallStar 1200 which has a two-year warranty on voice boards and up to a four-year extended service warranty.

Backlog

As of October 31, 1995, the Company had a backlog of existing orders for voice processing systems totaling $3.7 million. The backlog, as of October 31, 1994, was also $3.7 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on any customer delivery schedules and any customization needed for VCS 3500 or Intela applications. The Company anticipates that all of the outstanding orders at October 31, 1995 will be shipped and the sales recognized during fiscal 1996. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

Competition

The voice processing industry is highly competitive and the Company believes that competition will intensify. The Company competes with a large number of companies which produce voice processing products offering one or more of the eleven voice processing applications performed by the Company's products. Microlog's competitors include companies such as AT&T, Computer Communication Specialists ("CCS"), InterVoice, Inc., Perception Technology Corporation, and Syntellect, that have emphasized sales of systems with audiotex or interactive voice response applications. Direct competition with the Company's voice processing systems also arises from a substantial number of companies, such as AVT, Centigram, and Active Voice, that focus on the market for small or medium-size voice messaging (voice mail or automated attendant) systems. In addition, the Company also competes with dealers and distributors that sell voice processing products of these and other competitors.

New or enhanced products can be expected from the Company's competitors. It is also likely that there will be new entrants into the voice processing industry because of the absence of any major technological barriers to entry.

Competition for the sale of voice processing systems has been based in part on the application required by the customer. In marketing its VCS 3500 and Intela products, the Company places emphasis on the eleven voice processing applications that can be performed and the ability of these systems to be expanded to incorporate additional applications. Although many of its primary competitors continue to develop new voice processing applications, the Company believes that no competing microprocessor-based system presently offers all eleven voice processing applications on a single hardware platform. The Company also believes that many of its competitors' products cannot be customized as easily to the user's specific needs as the VCS 3500 and Intela.

In marketing its Retail Solution, the Company places emphasis on the suite of applications and solutions that these applications offer. Potential customers have the ability to add additional solutions as the need arises. The Company is also able to customize these applications to meet the user's needs. The Company is actively developing additional features to the Retail Solution and new solutions for release in fiscal 1996.

In marketing its CallStar products, the Company places emphasis on the extensive features, and the ease of use and installation of its products in comparison to competition. The Company believes that the user interface for these products is presently one of the best accepted interfaces in the market. In addition, the dealer support programs, including sales support, service support and others, help differentiate Microlog from the competition.

Marketing and product recognition also play a substantial role in competition within the voice processing industry and within particular vertical markets. Most of the Company's competitors have considerably greater financial, marketing, and sales resources than the Company. Many of these competitors have concentrated on one or two voice processing applications or on specific vertical markets and may enjoy advantages in selling to customers seeking only those applications or to companies in those markets. The Company believes that it has advantages over some competitors in sales to government customers because of its experience in marketing products to these customers and in participating in competitive procurements.

The Company believes that the other principal factors affecting competition in the voice processing market are product applications and features, quality and reliability, customer support and service, and price. The Company believes that it competes favorably with respect to these factors.

Research and Development and Product Engineering

The Company believes that both the development of new voice processing applications and features for its existing products and the development of new products are necessary to remain competitive in the rapidly-changing voice processing market. The Company has continued to improve its voice processing product line and is currently developing new products and enhancements to its existing products. In March 1994, the Company introduced the first release of its Intela product and in October, a new software release for CallStar was introduced. The Company's product engineering staff also is engaged in the development of special product features for current or potential customers. Unless prohibited by government regulation or customer contract, the Company retains ownership of all software applications and features that it develops.

The following table sets forth for the periods indicated the Company's research and development expenditures and the percentage of voice processing net sales represented by these expenditures.

                                       Research and Development Expenditures

                                     (In thousands, except percentage amounts)

                                                          Year Ended October 31,

                                                 1993       1994          1995
                                                 ----       ----          ----
Research and development expense ........      $1,512       $1,644       $1,592

         Percentage of voice
           processing net sales .........          11%          16%          11%
                                               ======       ======       ======


Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

Manufacturing and Operations

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company's systems are primarily in the software provided with the equipment and in the specific applications development designed for the customer. Systems are built to order as they vary in size and sophistication of software modules. The CallStar is the only product that comes in a standard equipment format, although the Company is standardizing some vertical market applications. Equipment assembly, along with testing and quality control, are performed at its Gaithersburg, Maryland facility. In fiscal 1994, the Company signed a five-year lease for a new manufacturing and training facility located in Gaithersburg, Maryland which became operational in March 1995. Microlog currently has 11 employees in its manufacturing group. The Company generally uses standard parts and components obtained from a variety of computer vendors and specially configures these components to produce the hardware for its systems. Certain components used in the Company's products are presently available from limited sources. To date, the Company has been able to obtain supplies of these components in a timely manner from these sources.

Software Protection, Technology Licenses, and Trademarks

The Company regards its software as proprietary and has implemented protective measures both of a legal and a practical nature to ensure that the software retains that status. The Company derives protection for its software by licensing only the object code to customers and keeping the source code confidential. Like many other companies in the voice processing industry, Microlog does not have patent protection for its software (although some of the inventions for which Microlog has received patents can be implemented in software). It therefore relies upon the copyright laws to protect against unauthorized copying of the object code of its software, and upon copyright and trade secret laws for the protection of the source code of its software. Despite this protection, competitors could copy certain aspects of the Company's software or hardware or obtain information which the Company regards as a trade secret.

The Company has patents on Digital Switching, Voice Messaging, Multiple-Language Automated Telephone Systems, Telecommunications Device for the Deaf ("TDD") compatibility, and Release Line Trunking ("RLT"), and pending patent applications on Automated Announcement Systems, TDD Message Storage, and other TDD-related innovations. EVR, Microlog, Call Installer, Truant, CINDI, ProNouncer, CallStar, and APRS, are all registered trademarks owned by the Company. Intela, Intelaware, Intelaview, AACS, AARS, ACIS, and CALLSTAR FXD are all trademarks or service marks which are the subject of applications for registration owned by the Company which are pending in the United States Patent and Trademark Office. INTEL Corporation has filed with the U.S. Trademark Trial and Appeal Board requests for extnesion of time in which to file opposition to registration by the Company of the marks INTELA, VCS INTELA, INTELAWARE, INTELAVIEW. Settlement discussions between the Company and INTEL Corporation on these matters are currently on going. The Company is currently using, and claims common law rights in the following additional unregistered marks: Voice Connect, Genesis, Voice Path, and VCS 3500. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any patent issued or that its registered copyrights can be successfully defended. In any event, the Company believes that factors such as technological innovation and expertise and market responsiveness are more important than the legal protections described above.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES

General

Since the early 1970s, the Company and its subsidiaries have been providing performance analysis and technical and administrative support services (principally in the form of technical data processing and analysis, engineering and scientific analysis, and computer services) to government and commercial customers. These services, which comprised the Company's original business, presently are provided through the Company's subsidiary, Old Dominion Systems Incorporated of Maryland. The Company believes that its performance analysis and support services business will continue to provide a stable stream of sales, although its voice processing business offers greater potential for growth.

The principal customer for the Company's performance analysis and technical and administrative support services is The Johns Hopkins University's Applied Physics Laboratory ("APL"), a United States Navy contractor, for which the Company or its subsidiaries have been performing services since 1972. Another important customer is American Telephone and Telegraph ("AT&T"), for which the Company has been performing services since 1988. Sales from contracts with APL (primarily) and AT&T accounted for 36%, 43% and 37% of the Company's net sales for fiscal 1993, 1994, and 1995, respectively. The Company's contracts with AT&T were significantly reduced during fiscal 1993 as a result of decreases in levels of work associated with these contracts. Net sales from performance analysis and support services through AT&T for fiscal 1995 was significantly less than the fiscal 1994 net sales. Net sales through AT&T for fiscal 1996 are expected to be less than those in fiscal 1995. The Company is seeking to diversify its operations for performance analysis and support services by seeking contracts in non-defense related areas.

The Company's performance analysis and support services personnel perform a variety of analytical and science-related support services under several contracts. These services usually are performed on the customer's premises or at test-site locations. The Company's technical staff works jointly with the customer's scientists and engineers in the acquisition, processing, analysis, and management of certain major weapon systems data. This work is directed to quantifying and reducing the impact of current and future threats to the United States' submarine fleet through the use of ocean sensor systems. The technical support rendered by the Company includes real-time data acquisition, digital signal processing, software development and systems applications, data management, and data analysis.

In addition, the Company supports naval strategic programs through its role as an independent evaluator of the performance of submarine-based strategic missile systems. This is accomplished through extensive data processing, technical evaluation, and data analysis relating to sonar, fire control, missile, launcher, and navigation subsystems.

The Company's performance analysis and support services employees also engage in communications testing and evaluation for mobile communications network exercises. The Company's communications analysts assist in preparing presentations to the Navy and in designing and implementing communications analysis software.

The Company's employees perform various technical support services in connection with several Ballistic Missile Defense Organization ("BMDO") projects. These include advanced technical support in the design, development, and implementation of space-qualified equipment, systems analysis, and the operation of a VAX computer-based mission control center for the MSX mission.

Contracts

The Company's contracts are generally one-year in duration, and many of such contracts contain two one-year extension options, with a fixed level of work authorized under the contract. Several of the Company's larger contracts with APL have been renewed or re-awarded to the Company annually, and the level of work authorized at the time of contract renewal has provided for, in the aggregate, the same or a greater level of services.

The Company provides services under three types of contracts. The majority of contracts are on a time-and-materials basis, pursuant to which the Company receives a pre-set fee for all services provided under the contract, without regard to the Company's cost of supplying these services, and is reimbursed only for the cost of materials. Other contracts are on a purchase order basis which operates similar to a time and materials contract, and on a cost plus fixed fee bases. Occasionally, the Company experiences delays in contract awards, contract funding, and payment, which the Company believes is customary under contracts which involve performance of services for Federal Government agencies.

The Company monitors performance under existing contracts and requests for proposal ("RFPs") for performance analysis and support services by contractors or government agencies. The Company has received a number of blanket contracts by responding to RFPs. In order to increase the new contracts, the Company must locate skilled programmers and other technical personnel with the qualifications specified by the open requisitions. The Company uses agencies and internal resources to locate these personnel. The Company believes that its reputation in the industry enables it to attract qualified individuals for inclusion in the Company's proposals.

Competition

The Company's Government contracts can be opened to competitive bidding upon their expiration at the discretion of the contractor or agency. Although contracts presently comprising a substantial percentage of the Company's sales have been renewed annually, these contracts may and have been open to competitive bidding. There can be no assurance that these contracts will be awarded to the Company if competitive bidding occurs.

The Company encounters substantial competition in its procurements. The Company's competitors include Hadron, Inc., SAIC, Fairchild, Sonalysts, and Comsys. The Company has instituted policies and procedures designed to maintain a low overhead to enhance its ability to compete with respect to new contracts and to existing contracts that are to be renewed or extended. During the last three years, the contracts that have been lost through competitive bidding or otherwise have not been material to the Company, either individually or in the aggregate. During this three-year period, the Company has received several new contracts as a result of competitive procurements and also increases in the level of work authorized under contracts which have been renewed or re-awarded to the Company.

The Company has had no success in obtaining contracts with government agencies or contractors other than APL or AT&T. Many of these contracts have been renewed with the incumbent on a sole source basis, rather than being competitively bid. In the case of contracts that have been opened to competitive bidding, the contract incumbents generally have had advantages because of their prior relationships with the agencies and the experience of their personnel in performing the requested services. In addition, incumbents or other competitors often have substantially greater financial and other resources than the Company.

Backlog

As of October 31, 1995, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $7.8 million. By comparison, the backlog as of October 31, 1994 was $4.6 million. The increase in backlog is attributable primarily to a significant multi-year contract award and increased funding levels on existing or new contracts. The Company anticipates that these services will be provided during the next three fiscal years. The Company estimates that of the $7.8 million of backlog at October 31, 1995, $3.9 million will be recognized as sales beyond fiscal 1996. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

Government Regulation

In order to maintain contracts with contractors or Government agencies, the Company must comply with a variety of regulations and Department of Defense guidelines, including regulations or guidelines covering security, record keeping, and employment practices. The majority of the employees assigned to the Company's contracts with contractors or agencies are required to have security clearances. The Company historically has not experienced any significant difficulty in obtaining the necessary security clearances. The Company's sales under these contracts are subject to audit by the Defense Contract Audit Agency (the "DCAA"). The DCAA has completed audits through fiscal 1992, and any adjustments required as a result of these audits have been minor and are included in the Company's fiscal 1995 consolidated financial statements. The implementation by the Federal Government of spending cutbacks, or a change in national defense priorities, could reduce the Company's sales.

Employees

At January 19, 1996, the Company and its subsidiaries employed a total of 236 persons, including 6 part-time employees. Of these personnel, 86 are engaged principally in the Company's voice processing systems operations, 142 are engaged in performance analysis and support services, and 8 serve as officers or managers or perform administrative services for the Company and all of its subsidiaries.

The Company believes that its success will continue to depend, in part, on its ability to attract and retain skilled sales and marketing, technical, and management personnel. Because of the high turnover rate typically associated with sales and marketing personnel, the Company anticipates that it will need to replace some of the sales and marketing personnel who do not meet the Company's performance expectations. The Company has not experienced any significant difficulty in hiring qualified technical personnel. Neither the Company nor any of its subsidiaries is a party to a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.


ITEM 2.  PROPERTIES

The Company occupies a 24,000 square foot building in Germantown, Maryland, which it uses for its principal executive offices and its voice processing operations center. The Company also leases 22,700 square feet of office space in Rancho Cordova, California which was Genesis' headquarters and 12,000 square feet in Gaithersburg, Maryland which it uses for production and warehouse of its voice processing products. In February 1993, the Company entered into a sublease for its Rancho Cordova facility. The sublease is for a five-year term and began in June 1993.

The Company also owns one 850 square foot office condominium unit located at 4 Professional Drive, Gaithersburg, Maryland (formerly used for the Company's principal executive offices), which it leases.


ITEM 3.  LEGAL PROCEEDINGS

Microlog and its  subsidiaries,  Microlog  Corporation of Maryland,  and Genesis
Electronics Corporation, were sued in February 1991 in the United States District Court for the Northern District of Texas by VMX, Inc., ("VMX") and Dytel Corporation ("Dytel"). The lawsuit alleged nonpayment of royalties owed under a license granted by VMX to Genesis with respect to certain voice mail technology and infringement by all three defendant corporations of certain patents involving call processing technology held by VMX and/or Dytel. VMX and Dytel were seeking an accounting of royalties allegedly owed under the Genesis agreement and were seeking an injunction and an accounting with respect to the alleged infringement of the call processing technology patents.

On May 24, 1993, Microlog and its subsidiaries reached a settlement with VMX and Dytel. Under the terms of the settlement, the litigation was dismissed with prejudice and the products of Microlog's subsidiaries, Microlog Corporation of Maryland, and Genesis Electronics Corporation, are fully licensed under VMX's and Dytel's voice mail and automatic call processing patents. Microlog and its subsidiaries paid VMX $275,000 upon execution of the settlement documents and issued to VMX $225,000 of Microlog common stock (102,857 shares), which was subject to redemption as discussed in Note 11. Additionally, Microlog and its subsidiaries will pay to VMX a total of $500,000 in eleven quarterly installments starting on July 31, 1993. Of the settlement amount, $444,704 was attributed to the receipt by Microlog of Maryland and Genesis of a fully paid voice mail license, and $555,296 was attributed to a license under VMX and Dytel automatic call processing patents. The Company recorded the new licenses at a cost of $800,000, and is amortizing the licenses over seven years.

The Company is subject to other litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management believes that such litigation and claims are without merit and will not have a material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

The information required by this item is incorporated herein by reference from "Price Range of Common Stock" and "Dividend Policy" on page 29 of the Company's Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference on pages 29 and 30 of the Company's Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from pages 23 through 30 of the Company's Annual Report to Shareholders.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, including Consolidated Statements of Operations for the years ended October 31, 1993, 1994, and 1995, Consolidated Balance Sheets as of October 31, 1994, and 1995, Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1993, 1994, and 1995, Consolidated Statements of Cash Flows for the years ended October 31, 1993, 1994, and 1995, and Notes to Consolidated Financial
Statements, together with the report thereon of Price Waterhouse LLP dated December 22, 1995, are incorporated by reference from pages 6 through 22 of the Company's Annual Report to Shareholders.


ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and certain executive officers of the Company found under the caption "Election of Directors" and the caption "Section 16(a) Disclosure" on pages 6 through 15 is incorporated herein by reference from the Company's Proxy Statement.


ITEM 11.   EXECUTIVE COMPENSATION

The information found under the caption "Executive Compensation and Other Information", found on pages 8 through 15, of the Company's Proxy Statement is incorporated herein by reference (excluding specifically the sections captioned "Comparative Company Performance" and "Management Compensation Committee Report on Executive Compensation").


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information found under the caption "Stock Owned by Management and Principal Stockholders" on pages 4 and 5 of the Company's Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information found under the caption  "Compensation  Committee Interlocks and
Insider   Participation"  on  page  14  of  the  Company's  Proxy  Statement  is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The  following  financial  statements  are included on pages 6 through 22 of the
Company's  Annual  Report  to  Shareholders  and  are  incorporated   herein  by
reference.

         Consolidated Statements of Operations for the years ended October 31, 1993, 1994, and 1995

         Consolidated Balance Sheets as of October 31, 1994, and 1995

         Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1993, 1994, and 1995

         Consolidated Statements of Cash Flows for the years ended October 31, 1993, 1994, and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Accountants


(a)(2)  Financial Statement Schedules

Unaudited   supplementary  data  entitled  "Selected  Quarterly  Financial  Data
(unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 17).

The following financial statement schedule and auditor's report in connection therewith are attached hereto as pages F-1 and F-2:

F-1          Schedule VIII       Valuation and Qualifying Accounts and Reserves

F-2          Report of Independent Accountants on Financial Statement Schedule

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

      10.3        Consulting  and  Non-Competition   Agreement  with  J.  Graham
                  Hartwell 5/

      10.4        Employment  Agreement  between  the  Company  and  Richard  A.
                  Thompson 5/

      10.5        Microlog Corporation Executive Deferred Bonus Plan 2/

      10.6        Microlog Corporation Medical Reimbursement Plan 5/

      10.7        Microlog Corporation 1986 Stock Option Plan, as amended 6/
                                                                          -

      10.8 Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 6/ -

      10.9        Agreements with Farmers & Mechanics National Bank

      10.10       Sub-contracting   Agreement  with  Aspect   Telecommunications
                  Corporation 6/

      10.11       Sub-contracting Agreement with Applied Physics Laboratory 6/

      10.12       Agreement with Philips Communication Systems B.V.*/ 7/

      13          Annual  Report  to  Shareholders  for the  fiscal  year  ended
                  October 31, 1995

      22          Subsidiaries of the Registrant 5/

      24          Consent of Price Waterhouse LLP


*/         Confidential   treatment  has  been  granted  for  portions  of  this
           document.

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

4/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

5/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

6/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

7/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

(b)        Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal year ended October 31, 1995.

OTHER MATTERS

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8, Nos. 33-30965 (filed September 11, 1989) and 33-34094 (filed March 30, 1990):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

To Our Shareholders and Friends:

Fiscal year 1995 was a very exciting and productive year for your Company. We successfully accomplished most of our primary plan objectives for the year. These included paying off our bank mortgage on our corporate headquarters building from operating funds, meeting target revenue and profitability, shipping our new UNIX product Intela, both domestically and internationally, introducing our first new standard voice processing application into the commercial market, maintaining high product quality through our ISO 9001 accreditation, and increasing our performance analysis services revenue.

Financial Performance: The Company generated $1.5 million in operating income on consolidated net revenues of $22.4 million. These are record results for the Company. We aggressively managed operating costs and inventory to reduce costs of goods sold to 58% of net revenues. Revenue per voice processing employee averaged approximately $168,000 for the year. With the payoff of our outstanding mortgage, the Company's balance sheet has been strengthened. The Company has in place a $2 million line of credit and is expecting to close on an additional $1 million loan agreement to provide working capital for the future.

Market Focus: Government - Our government voice processing business enjoyed an excellent year as approximately 65% of voice processing revenues were generated from government customers. Of particular note was the acceptance by one of our major customers, the Internal Revenue Service, of our new Intela voice processing system. It is Microlog's successful implementation of the IRS' Voice Balance Due (VBD) application which has helped to initiate a completely new way for the IRS to collect money owed to the government without traditional labor intensive collection efforts. The IRS plans to introduce this application in its larger call centers in 1996. Additionally, our government group secured the largest single system order for our Intela system at the end of fiscal 1995. This system, which is able to handle over 900 simultaneous callers, will allow taxpayers to check the status of important tax related information associated with income tax filing over the Internet.

Market Focus: Commercial - Although our planned transition to take full advantage of commercial voice processing opportunities continues to take longer than we would like, our year-over-year revenue from commercial customers increased 64%. Late in fiscal 1995, we introduced our first standard commercial "off the shelf" application - "Retail Solution". Initially, this product targeted retail pharmacies for use with prescription renewals. By fiscal year end, we had installed or had orders for approximately 200 units, and have since received our first significant order for this product. We are optimistic that this market segment, with over 60,000 pharmacies in North America, offers growth potential for fiscal 1996 and beyond. We anticipate new applications being introduced in fiscal 1996.

Market Focus: International - Global demand for voice processing applications continues to increase. During fiscal 1995, we entered into distribution agreements with two new international partners in the Middle East Alpha Data in the United Arab Emirates and Gulf Resources in Kuwait. By year end, we were in the final stages of new arrangements with several additional partners. During the year, our major European OEM partner, Philips Communications Systems B.V. of The Netherlands, introduced Microlog's new UNIX voice processing product, Intela, in six European countries. Philips generated some initial orders from certain accounts that offer significant potential for additional business over the next few years. In the Asia-Pacific region, we installed a 120 line system at a prestigious customer's site that offers potential for future expansion.

Market Focus: Performance Analysis - Despite the reduction in defense-related spending, our Old Dominion Systems Incorporated of Maryland (ODSM) subsidiary continued to perform well, generating $8.3 million in revenue, up $.2 million from the prior year. During the year, we were successful in adding new contracts, as well as increasing the level of work authorized under existing contracts, from the Johns Hopkins University Applied Physics Laboratory (APL), the Company's principal customer for performance analysis services. Of special note is ODSM'S award of a continuation contract from APL for a base period of one year with two one year option years that is valued at $4.4 million over the next 3 years.

Quality Focus: Fiscal 1995 was your Company's first full year operating under the most stringent International Standards Organization (ISO) accreditation, ISO 9001. The ISO processes, with the accompanying procedures that we have in place, enable us not only to consistently deliver very high quality products, but also to accelerate our new product development activity. ISO provides the internal discipline associated with designing, developing, manufacturing, and supporting our voice processing products which, when coupled with our sound financial controls, enables us to better manage the Company. These controls and disciplines underscore our commitment to delivering value to our customers, shareholders, and employees. We are proud to announce that we received re- certification of ISO 9001 in November 1995.

Future Directions: Microlog turned a corner in fiscal 1995. We now believe we have the product, procedures, organizational depth, and commitment to expand your Company in the market segments where we compete. Management is solidly determined to creating value for our customers, employees, and shareholders alike.

We would like to expressly thank our dedicated employees for their loyalty and commitment to excellence and our sincere appreciation to our distributors and business partners. A special thank you is extended to our customers for their continued commitment to our Company and products. Lastly, we welcome our new customers, VAR's, and shareholders to the Microlog family.




Richard A. Thompson                                     Joe J. Lynn
President and Chief Operating Officer                   Chief Executive Officer

              Microlog: Building A Strong Foundation for the Future

During 1995 -- a banner year for  Microlog -- we  generated  record  revenues of
$22.4 million, representing a 20% increase over 1994. This performance demonstrates our ability to grow in line with the voice processing market, which is also currently growing at approximately 20% per year. On the international front, we continued to expand our global presence by recruiting additional distribution partners. Here at home, our UNIX-based Intela voice processing systems helped increase our government business and our new Retail Solution product aided our entry into major commercial voice response market segments.

Intela:  UNIX Voice Processing Platform Becomes Flagship Product

Our Intela product is of critical importance to Microlog's future growth, both here and abroad. For this reason, we devoted considerable resources to adding features and functionality to the product in order to further enhance its marketability.

Intela is our Graphical User Interface ("GUI") based interactive information response ("IIR") platform designed to run multiple voice processing applications simultaneously. It is based on a Pentium hardware platform utilizing a UNIX operating system. Intela is capable of supporting over 1000 voice/data telecommunication lines or "ports", meeting even the most demanding call volume requirements. Intela also has a non-proprietary open architecture which enables us to incorporate emerging technologies quickly and to more easily interface with customers' various telecommunications and networking equipment. In addition, Intela supports a wide range of international features including the localization of user screens and software.

In addition to adding text-to-speech ("TTS") and international digital network protocol support, we incorporated multilingual continuous speech recognition, enhanced telephone switch support, support for additional databases, and Analog Display Services Interface ("ADSI") support - a protocol allowing our IIR system to display text on an ADSI screen phone. We also added a number of call center enhancements designed to enable call centers, such as collection agencies and credit card companies, to effectively manage high call volumes.

With  these   enhancements  in  place,  we  feel  that  the  Intela  product  is well-positioned for strong performance in both domestic and international markets.

Retail Solution:  Major Commercial Market Segment Targeted With New Product Line

During 1995, we also dedicated development efforts to the "Retail Solution" product line, which was designed and manufactured specifically for the retail pharmacy industry.

The Retail Solution offers multiple voice processing applications designed to improve operations and increase profits at retail pharmacies. These applications include the Automated Prescription Refill System ("APRS(R)"), Prescription Ready, Photo Ready, the ProNouncer(R), Call Routing, and Voice Messaging. These Retail Solution applications are designed to improve productivity and reduce costs, while increasing sales. All applications run on a single voice processing platform capable of accommodating additional applications as they are introduced.

In North America, over 60,000 retail pharmacy outlets fill 2 billion prescriptions annually; approximately two-thirds -- or 1.3 billion -- of these prescriptions are refills. The APRS improves the efficiency and reduces the cost of the prescription refill process for pharmacies. Customers can place their refill orders 24 hours a day by entering their prescription information via telephone. By using the APRS, pharmacies free their staff to spend more time consulting with customers, thereby helping to improve customer service and store loyalty.

Prescription Ready and Photo Ready help improve pharmacy cash flow by placing reminder phone calls to customers who have not picked up their prescription orders or their processed film, and the ProNouncer(R) is Microlog's digital in-store automated announcement system. Call Routing helps improve staff productivity by answering incoming lines and automatically directing callers to the desired store department while avoiding the need for a human operator. All applications in the Retail Solution are available in multiple languages, support the Telecommunication Device for the Deaf ("TDD") interface for the hearing impaired, and are available separately or combined into a single system. The Retail Solution is available running under both DOS and UNIX operating system software.

Our development of the Retail Solution product line is consistent with plans to transition our voice processing business increasingly to commercial markets, specifically to those markets that we believe offer profitable growth opportunities. During 1996, we will continue to develop and launch new applications that focus on commercial market segments with strong potential.

VCS 3500:  Broad Functionality Continues to Help Drive Sales

The VCS 3500 Interactive Voice Response ("IVR") platform continued to perform well in 1995. Historically a strong IVR product, especially in the government sector, the VCS 3500 was significantly enhanced with an eye toward expansion into the commercial sector. In fact, a number of the basic systems underlying the Retail Solution were based on VCS 3500 functionality.

We won several significant VCS 3500 contracts in 1995, including an $800,000 order to upgrade sixty-five VCS 3500 systems at U.S. Immigration and Naturalization Service (INS) offices around the country. These systems drive the INS "Ask Immigration" hotline, enabling callers to gain access to bilingual immigration information 24 hours a day, seven days a week. Today, Microlog systems handle over seven million calls annually and 90% of the callers get the information they need through the "Ask Immigration" system, without the need of a human operator.

Microlog also patented two new VCS 3500 features in 1995: the Language Switch, which makes it possible to run up to 24 different languages, including TDD, concurrently on a system and Release Line Trunking ("RLT"), which, for example, makes it possible for a single operator to serve several remote sites.

CallStar:  New Markets Opened Abroad

CallStar is our full featured voice mail/automated attendant product. CallStar remains a reliable and affordable voice processing product. As demand for traditional voice mail products in developing nations increased, we were able to expand CallStar's presence abroad, particularly in the Far East.

International Business Significantly Increased

In 1995, international revenues grew by more than 45%. We attribute this success to the quality of our international distribution partners and to the flexibility of our voice processing solutions. Throughout the year, we focused on adding international functionality to our voice processing solutions -- from text-to-speech in multiple languages, to support of international Integrated Services Digital Network ("ISDN") protocols.

In 1994, we were proud to announce the signing of Philips Communications Systems B.V. of The Netherlands to a non-exclusive OEM distribution agreement to market and support the Intela product line, in a number of European and Asian-Pacific markets.

During 1995, we continued to identify other high-quality international partners to distribute our voice processing solutions.

1996 and Beyond

One goal for 1996 is to expand our international markets and to offer new application solutions to commercial and government sectors. To aid this expansion, we intend to continue to add additional international global features for the Intela product, as well as adding support for Computer Telephone Integration ("CTI"), additional database support, Internet, and network management capabilities.

MICROLOG SUBSIDIARY

Old Dominion Systems Incorporated of Maryland

Providing Professional Business Services For Nearly 25 Years

Microlog provides defense-oriented technical support and administrative services to U.S. Government prime contractors through its subsidiary Old Dominion Systems Incorporated of Maryland (ODSM). ODSM is instrumental in the development and evaluation of submarine-based strategic missile systems, undersea sonar systems, mobile communications networks, and space-qualified systems associated with the Ballistic Missile Defense Organization.

Old Dominion Systems Incorporated of Maryland increased its revenue to $8.3 million, up from $8.1 million in 1994. ODSM's comprehensive technical capabilities include software development life cycle support, data management support, systems engineering and integration, computer operations and user support, and information management services for both government and commercial organizations.


Microlog Corporation

Consolidated Statements of Operations

                                                                           Year Ended October 31,
---------------------------------------------------------------------------------------------------------------------
                                                                1993                1994                1995
---------------------------------------------------------------------------------------------------------------------
Net sales:
    Products                                               $10,848,391        $  7,856,759         $  9,905,239
    Services                                                 9,949,932          10,812,003           12,480,404
---------------------------------------------------------------------------------------------------------------------
        Total net sales                                     20,798,323          18,668,762           22,385,643
---------------------------------------------------------------------------------------------------------------------

Costs and expenses:
    Cost of products                                         4,387,830           5,760,284            4,746,581
    Cost of services                                         7,715,575           8,625,581            8,173,060
    Selling, general and administrative                      6,132,231           7,005,470            6,373,764
    Research and development                                 1,511,753           1,643,850            1,591,895
    Restructuring costs                                             --             550,258                   --
---------------------------------------------------------------------------------------------------------------------

        Total costs and expenses                            19,747,389          23,585,443           20,885,300
---------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                1,050,934          (4,916,681)           1,500,343

Investment income                                               65,135              38,244               24,078
Interest expense                                              (143,943)           (137,416)            (112,244)
Other  (expense) income, net                                   (15,092)             55,046               (5,046)
---------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes
    and extraordinary item                                      957,034         (4,960,807)            1,407,131

Provision for income taxes                                      470,255             23,234                20,000
---------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary item                         486,779         (4,984,041)            1,387,131

Extraordinary item - tax benefit from
    utilization of net operating
    loss carryforward                                           433,000                 --                   --
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                                            $  919,779        $(4,984,041)         $  1,387,131
---------------------------------------------------------------------------------------------------------------------

Per common share:
   Primary:
      Income (loss) before extraordinary item                $     0.12        $     (1.29)         $       0.34
      Extraordinary item                                           0.11                --                    --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $     0.23        $     (1.29)         $       0.34
---------------------------------------------------------------------------------------------------------------------

   Fully diluted:
      Income (loss) before extraordinary item                $     0.12        $     (1.29)         $       0.34
      Extraordinary item                                           0.10                --                    --
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $     0.22        $     (1.29)         $       0.34
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


Microlog Corporation

Consolidated Balance Sheets
                                                                                          October 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                1994                     1995
-----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                $ 1,166,194             $    922,763
   Receivables                                                                2,617,337                2,948,538
   Receivable from related party                                                 70,237                   97,622
   Inventories                                                                  882,184                1,436,889
   Other current assets                                                         157,590                  110,365
------------------------------------------------------------------------------------------------------------------

   Total current  assets                                                      4,893,542                5,516,177

Fixed assets, net                                                             2,941,925                3,006,528
Licenses, net                                                                   638,095                  523,810
Other assets                                                                    365,286                  232,491
Goodwill, net                                                                   217,131                  146,710
------------------------------------------------------------------------------------------------------------------

   Total assets                                                             $ 9,055,979             $  9,425,716
------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                                        $ 1,463,818             $     45,455
   Accounts payable                                                           1,083,970                1,388,122
   Accrued compensation and related expenses                                  1,634,278                2,103,316
   Other accrued expenses                                                     1,415,480                1,230,310
------------------------------------------------------------------------------------------------------------------

   Total current liabilities                                                  5,597,546                4,767,203

Long-term debt                                                                   45,456                       --
Deferred officers' compensation                                                 269,218                  269,218
Other liabilities                                                               394,865                  227,641
------------------------------------------------------------------------------------------------------------------

   Total liabilities                                                          6,307,085                5,264,062
------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable common stock,
   102,857 shares issued, redeemable at $2.1875 per share                       225,000                       --
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Serial preferred stock, $.01 par value,
      1,000,000 shares authorized, no shares issued                                  --                       --
   Common stock, $.01 par value, 10,000,000 shares
      authorized, 4,379,511 and 4,507,968 shares issued                          43,795                   45,079
   Capital in excess of par value                                            14,765,999               15,015,344
   Treasury stock, at cost, 601,870 shares                                   (1,176,537)              (1,176,537)
   Accumulated deficit                                                      (11,109,363)              (9,722,232)
------------------------------------------------------------------------------------------------------------------

   Total stockholders' equity                                                 2,523,894                4,161,654
------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                               $ 9,055,979             $  9,425,716
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


Microlog Corporation

Consolidated Statements of Changes in Stockholders' Equity



                                          Serial        Common Stock      Capital In  Treasury Stock
                                      Preferred Stock                      Excess of                       Accumulated
                                    Shares  Par Value  Shares   Par Value  Par Value   Shares    Cost       Deficit        Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of October 31, 1992        --       --    4,338,699  $43,387  $14,715,192  301,870  $(520,287) $(7,045,101)   $7,193,191

  Settlement of Genesis Electronics
    Corporation acquisition escrow    --       --           --       --           --  300,000   (656,250)          --      (656,250)

  Issuance of common stock            --       --       33,962      339       43,463       --         --           --        43,802

  Net income for the year ended
    October 31, 1993                  --       --           --       --           --       --         --       919,779      919,779
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of October 31, 1993        --       --    4,372,661   43,726   14,758,655  601,870  (1,176,537)  (6,125,322)   7,500,522

  Issuance of common stock            --       --        6,850       69        7,344       --         --            --        7,413

  Net loss for the year ended
    October 31, 1994                  --       --           --       --           --       --         --    (4,984,041)  (4,984,041)
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of October 31, 1994        --       --    4,379,511   43,795   14,765,999  601,870  (1,176,537) (11,109,363)   2,523,894

  Issuance of common stock            --       --       25,600      256       25,373       --         --            --       25,629

  Release of mandatorily
    redeemable common stock           --       --      102,857    1,028      223,972       --         --            --      225,000

  Net income for the year ended
    October 31, 1995                  --       --           --       --           --       --         --      1,387,131   1,387,131
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of October 31, 1995        --       --    4,507,968  $45,079  $15,015,344  601,870  $(1,176,537) $(9,722,232) $4,161,654
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


Microlog Corporation

Consolidated Statements of Cash Flows

                                                                         Year Ended October 31,
                                                            1993                    1994                1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                      $   919,779        $(4,984,041)         $1,387,131
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
         Depreciation                                         1,128,656            879,046             474,537
         Deferred officers' compensation                         33,000             18,000                  --
         Amortization of goodwill and licensing agreement       271,364            274,713             184,706
         Loss on disposition of fixed assets                     19,653              18,544              2,869
         Changes in assets and liabilities:
             Receivables                                       (637,520)         1,433,393            (358,586)
             Inventories                                        304,595          1,042,768            (554,705)
             Other current assets                                19,927            (78,595)             47,225
             Accounts payable                                     6,842            307,894             304,152
             Accrued compensation and related expenses          287,338             43,751             469,038
             Other accrued expenses                          (1,254,806)           729,378            (352,394)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities      1,098,828           (315,149)          1,603,973
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Purchases of fixed assets                                 (630,954)          (487,103)           (543,159)
     Proceeds from sale of fixed assets                           3,000             65,638               1,150
     Sale or maturity of investments                            604,550                 --                  --
     Purchase of licenses                                      (275,000)                --                  --
     Other assets                                                (7,592)          (212,155)            132,795
--------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                     (305,996)          (633,620)           (409,214)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Issuance of common stock                                    29,490              7,413              25,629
     Reduction of long-term debt                               (411,530)          (505,244)         (1,463,819)
---------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                     (382,040)           (497,831)        (1,438,190)
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents            410,792          (1,446,600)          (243,431)
Cash and cash equivalents at beginning of year                2,202,002           2,612,794          1,166,194
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $ 2,612,794        $  1,166,194         $  922,763
================================================================================================================

See accompanying notes to consolidated financial statements.

Microlog Corporation

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation and Major Customers


The accompanying consolidated financial statements include the accounts of Microlog Corporation and its wholly-owned subsidiaries (collectively, the Company). All intercompany transactions have been eliminated.



Microlog Corporation of Maryland, a subsidiary, designs, assembles, markets, and services customized voice processing systems and other communications products. Old Dominion Systems Incorporated of Maryland, a subsidiary, is engaged in providing performance analysis of certain major weapons systems and related data processing support to the Federal Government through prime contractors.


A summary of information about the Company's operations by business segment is as follows:




                                                                        Year Ended October 31,
----------------------------------------------------------------------------------------------------------
                                                                 1993            1994               1995
----------------------------------------------------------------------------------------------------------
                                                                           (Amounts in thousands)

Net sales:
         Voice processing systems and other
            communications products                             $13,337          $10,574           $14,089
         Performance analysis and
            support services                                      7,461            8,095             8,297
----------------------------------------------------------------------------------------------------------
         Net sales                                              $20,798          $18,669           $22,386
----------------------------------------------------------------------------------------------------------
Income (loss) from operations:
         Voice processing systems and other
            communications products                           $     536          $(5,363)         $    795
         Performance analysis and
            support services                                        515              446               705
----------------------------------------------------------------------------------------------------------
         Income (loss) from operations                         $  1,051          $(4,917)          $ 1,500
----------------------------------------------------------------------------------------------------------
Identifiable assets:
         Voice processing systems and other
            communications products                             $ 8,838          $ 4,968           $ 6,383
         Performance analysis and
            support services                                      2,203            1,785               683
         Buildings for common use                                 2,398            2,303             2,360
----------------------------------------------------------------------------------------------------------
         Identifiable assets                                    $13,439          $ 9,056           $ 9,426
----------------------------------------------------------------------------------------------------------


                                                                             Year Ended October 31,
----------------------------------------------------------------------------------------------------------
                                                                   1993             1994              1995
----------------------------------------------------------------------------------------------------------
                                                                           (Amounts in thousands)

Capital expenditures:
         Voice processing systems and other
            communications products                              $  621             $459              $531
         Performance analysis and
            support services                                          1               13                 2
         Buildings for common use                                     9               15                10
----------------------------------------------------------------------------------------------------------
         Capital expenditures                                    $  631             $487              $543
----------------------------------------------------------------------------------------------------------
Depreciation expense:
         Voice processing systems and other
            communications products                              $  917             $781              $358
         Performance analysis and
            support services                                          4                5                 6
         Buildings for common use                                   208               93               111
----------------------------------------------------------------------------------------------------------
         Depreciation expense                                    $1,129             $879              $475
----------------------------------------------------------------------------------------------------------


Approximately 36%, 32%, and 38% of the Company's consolidated net sales for fiscal 1993, 1994, and 1995, respectively, involved the sale of voice processing systems and other communications products to the Federal Government.

Approximately 6%, 4%, and 6% of the Company's consolidated net sales for fiscal 1993, 1994, and 1995, respectively, involved the export of voice processing systems and other communications products to foreign countries.

Approximately 36%, 43%, and 37% of the Company's consolidated net sales for fiscal 1993, 1994, and 1995, respectively, involved performance analysis and support services subcontracts with prime contractors to the U.S. Navy. These contracts have been extended to various dates in fiscal 1996, 1997, and 1998.

The Company extends credit to its customers and billings are made in accordance with contract terms.

Note 2: Summary of Accounting Policies

Revenue Recognition

Sales of products and services are recognized at the time deliveries are made or services are performed.

Contract revenues are recognized on the percentage of completion basis for fixed-price contracts. Revenues are recorded to the extent costs have been incurred for cost-plus-fixed-fee contracts, including a percentage of the fixed fee computed in accordance with the contract provisions. Revenues for time and materials contracts are recognized at negotiated hourly rates as incurred and as materials are delivered. Provisions for losses on contracts in progress are provided when, in the opinion of management, such losses are anticipated. Certain contracts are subject to audit and possible adjustment by the Federal Government. Contract costs have been examined and settled through fiscal 1992.

Cash Equivalents and Investments

The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents. Cash equivalents and investments consist of U.S. treasury bills, certificates of deposit, repurchase agreements, (which are collateralized by securities issued or guaranteed by the U.S. Treasury), and municipal bonds, at cost, which approximates market. The Company has not experienced any losses on its investments.

Inventories

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market.

Fixed Assets

Fixed assets are recorded at cost and depreciated on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes.

Intangible Assets

Licenses are recorded at cost and amortized on a straight-line basis over the expected benefit periods. Accumulated amortization at October 31, 1994 and 1995 was $161,905 and $276,190, respectively.

Goodwill arising from the purchase described in Note 3 is amortized on a straight-line basis over seven years.

Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

Warranty Reserve

Normal product warranty for service and repairs is generally provided for 90 days to two years, subsequent to delivery. Based on experience, the Company has accrued expenses related to warranty obligations.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. Primary weighted average number of shares outstanding for the years ended October 31, 1993, 1994, and 1995 were 4,065,000, 3,877,029 and 4,066,705, respectively. Fully diluted weighted average number of shares outstanding for the years ended October 31, 1993, 1994, and 1995 were 4,116,000, 3,877,029, and 4,066,705, respectively.


Note 3:  Acquisition of Genesis Electronics Corporation

On November 29, 1990, the Company acquired Genesis Electronics Corporation (Genesis), a voice mail provider for small to medium sized businesses, located in Rancho Cordova, California. Pursuant to the merger agreement, the Company issued 675,000 shares of its common stock valued at approximately $1,477,000, paid $500,000 in cash to the Genesis shareholders, and incurred transaction costs totaling $450,000. Of the merger consideration, $250,000 and 300,000 shares of common stock were deposited into an escrow account to satisfy possible purchase price reductions and contract indemnities. The shares held in escrow were considered to be outstanding shares for financial reporting purposes through March 15, 1993. On March 16, 1993, the Company reached an agreement with shareholders of Genesis to settle certain price reductions and contract indemnities. Under the settlement agreement, the $250,000 of cash (plus accrued interest) was released from escrow to the Genesis shareholders and the Company received back the 300,000 shares of Microlog stock. The Company recorded the 300,000 shares as treasury stock at a cost of $656,250, reduced goodwill by $484,930, and reduced an outstanding indemnity receivable by $171,320.

The acquisition has been accounted for as a purchase. The excess of the purchase price over the fair value of net assets acquired totaled $715,000, as adjusted. This amount is being amortized on a straight-line basis over seven years. Accumulated amortization as of October 31, 1994 and 1995 was $498,315, and $568,736, respectively.

Note 4: Receivables

Receivables consist of the following:


                                                            October 31,
                                                        1994          1995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Customer accounts receivable                       $ 2,552,228      $ 2,996,413
Contract retention                                      71,306           78,742
Accumulated unbilled costs and fees                    226,884           40,594
-------------------------------------------------------------------------------
                                                     2,850,418        3,115,749
Less: Allowance for doubtful accounts                 (233,081)        (167,211)
-------------------------------------------------------------------------------
                                                   $ 2,617,337      $ 2,948,538
-------------------------------------------------------------------------------

Note 5:  Inventories

Inventories consist of the following:


                                           October 31,
------------------------------------------------------------
                                      1994          1995
------------------------------------------------------------
Components and finished goods    $ 1,726,615    $ 1,999,192
Work-in-process                      300,263        492,312
------------------------------------------------------------
                                   2,026,878      2,491,504
Less: Reserve for obsolescence    (1,144,694)    (1,054,615)
------------------------------------------------------------
                                 $   882,184    $ 1,436,889
------------------------------------------------------------

During the third quarter of fiscal 1994, the Company adjusted its reserve for obsolete inventory by approximately $1.1 million. The Company discontinued manufacturing the CINDI line of voice processing products in January 1992. The demand for replacement parts has declined more rapidly than expected, and the Company believes such demand will continue to decline. As a result, the Company reserved $375,000 for the CINDI product line. In addition, the introduction of the Company's VCS Intela product in March 1994 and the switch from 386 CPU's to 486/Pentium CPU's in the Company's voice processing products made it necessary to reserve $762,000 for its VCS 3500 product line to reflect inventory at the lower of cost or market.

Note 6: Fixed Assets

Fixed assets consist of the following:


                                                          October 31,
----------------------------------------------------------------------------
                                                     1994           1995
----------------------------------------------------------------------------
Buildings                                        $ 2,523,100    $ 2,532,567
Land                                                 520,000        520,000
Office furniture, equipment and capital leases     3,229,416      3,621,890
Vehicles                                              34,772         23,642
Leasehold improvements                                52,702        211,021
----------------------------------------------------------------------------
                                                   6,359,990      6,909,120
Less:  Accumulated depreciation                   (3,418,065)    (3,902,592)
----------------------------------------------------------------------------
                                                 $ 2,941,925    $ 3,006,528
----------------------------------------------------------------------------

Estimated useful lives are as follows:

    Buildings                                                     30-40 years
    Office furniture, equipment and vehicles                        3-7 years
    Capital leases and leasehold improvements            Shorter of estimated
                                                    useful life or lease term


Depreciation expense during fiscal 1993, 1994, and 1995 includes capital lease amortization of approximately $100,000, $52,000, and $0, respectively.

Note 7: Accrued Expenses


Accrued expenses consist of the following:

                                                    October 31,
-------------------------------------------------------------------
                                                 1994        1995
-------------------------------------------------------------------
Accrued restructuring costs                 $  345,936   $  184,615
Accrued warranty and deferred maintenance      490,750      695,369
Other                                          578,794      350,326
-------------------------------------------------------------------
                                            $1,415,480   $1,230,310
-------------------------------------------------------------------

Note 8:  Debt

In December 1995, the Company entered into a new line of credit facility with a bank. The Company can borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% and contains a 1/2 of 1% commitment fee on the average unused portion of the line and a loan origination fee of $10,000. The line of credit subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a ratio of total liabilities to tangible net worth, and a current ratio. There are restrictions on merger or acquisitions, payment of dividends, and certain restrictions on additional borrowings.

The Company is currently negotiating a loan agreement with the same bank for an additional $1,000,000 for working capital. The agreement will be secured by the Company's building and will bear interest at the bank's prime rate plus 0.5% and contains a 0.5% fee on the average unused portion of the loan. This loan agreement will contain the same restrictive covenants as the $2 million line of credit.

From July 1, 1993 through December 13, 1995, the Company had no line of credit facility. From January 1, 1992 through June 30, 1993, the Company maintained a $1,000,000 revolving credit facility, bearing interest at prime, with any borrowed amounts collateralized by depository accounts held by the bank. The Company could borrow up to 95% of the collateralized balance. No amounts were drawn on this credit facility.

On October 31, 1995, the Company paid the remaining balance of $839,000 of its mortgage loan, which had an interest rate at the bank's prime rate plus two and one half percent, on its Corporate Headquarters. The Company was in default under its mortgage loan covenants and received waivers from its bank of these covenants through October 31, 1995. In connection with these waivers, the maturity date of the loan was accelerated by agreement with the bank to September 30, 1994. The bank subsequently extended the due date of the mortgage until December 31, 1994, in return for which the Company paid an extension fee of 1% of the mortgage note balance at September 30, 1994 and $50,000 payments on October 15, 1994, November 15, 1994, and December 15, 1994. The Company obtained an additional extension of the due date of the mortgage note until June 30, 1995. This extension required the Company to pay additional principal payments of $37,500 per month from February 1995 through June 1995. The Company obtained an additional extension of the due date of the mortgage note until October 31, 1995. This extension required the Company to pay an additional $40,000 of principal at closing plus a $20,000 principal payment on October 15, 1995. The remaining balance of $839,000 was paid on October 31, 1995.

Long-term debt consists of the following:

                                                                        October 31,
---------------------------------------------------------------------------------------------
                                                                 1994                 1995
---------------------------------------------------------------------------------------------
Note payable secured by building                             $1,282,000           $     --
Term note, non-interest bearing, due in quarterly
  installments of $45,455 through January 1996 (Note 10)        227,274              45,455
----------------------------------------------------------------------------------------------
                                                              1,509,274              45,455
Less:  Current portion                                       (1,463,818)            (45,455)
----------------------------------------------------------------------------------------------
Long-term debt                                             $     45,456           $      --
---------------------------------------------------------------------------------------------

Note 9: Restructuring of Operations

During the third quarter of both fiscal 1992 and 1994, the Company restructured and consolidated its voice processing operations and incurred restructuring charges of $1,280,000 and $550,258, respectively. Approximately $980,000 of the restructuring charge in fiscal 1992 related to leased facilities which were in excess of the Company's needs. The fiscal 1994 restructuring included approximately $224,000 for the severance costs of 23 employees, $62,000 associated with the closing of a sales office, $165,000 associated with the remaining expense of a consulting contract with the Company's former chief executive officer, and $99,000 associated with fixed assets. At October 31, 1995, the Company had accrued current liabilities and other liabilities associated with the 1992 and 1994 restructurings of $168,000 and $70,000, respectively.

The following table sets forth the Company's restructuring reserves for the years ended October 31, 1993, 1994 and 1995.


                                                                Restructuring Reserves
                                                                ----------------------
                                        Employee        Asset
                                       Separations     Writedowns   Facilities     Other            Total
-------------------------------------------------------------------------------------------------------------
Total 1992 restructuring
      of operations loss                 $300,000       $100,000     $820,000    $  60,000        $1,280,000
Cash payments                            (249,231)            --     (521,838)     (60,000)         (831,069)
Non-cash items                                 --       (100,000)          --           --          (100,000)
-------------------------------------------------------------------------------------------------------------
Reserve balance, October 31, 1993          50,769           --        298,162                --       348,931
Total 1994 restructuring
      of operations loss                  223,987         98,908       62,493      164,870           550,258
Cash payments                            (185,717)            --     (110,522)     (22,482)         (318,721)
Non-cash items                                 --        (67,702)          --           --           (67,702)
-------------------------------------------------------------------------------------------------------------
Reserve balance, October 31, 1994          89,039         31,206      250,133      142,388           512,766
Cash payments                             (89,039)            --      (75,244)     (89,929)         (254,212)
Non-cash items                                 --        (20,804)          --           --           (20,804)
-------------------------------------------------------------------------------------------------------------
Reserve balance, October 31, 1995              --      $  10,402     $174,889      $52,459       $   237,750
-------------------------------------------------------------------------------------------------------------

Note 10: Commitments and Contingencies

Compensation Arrangements

In February 1988, the Company entered into non-contributory deferred compensation contracts with three officers, which concluded on January 1, 1993. The general provisions of the contracts called for the Company to make payments to the employees over ten years subsequent to their retirement. The amount of such payments was based on $72,000 aggregate annual deferred compensation (limited to certain minimum net income levels under the original five year contracts) plus interest at prime rates through the individual employee's retirement date. Effective April 30, 1991, one of these individuals retired from the Company and elected to receive his deferred compensation over the ten year period. As of May 1, 1991, the Company ceased making contributions and accumulating interest to his deferred compensation contract. The Company has expensed $31,000, $545, and $0, in fiscal 1993, 1994, and 1995, respectively.

In addition to the existing deferred compensation contracts, the Company has an executive deferred bonus plan which permits the Company, at the discretion of the Board of Directors, to make deferred bonus awards to key employees based on their performance, not to exceed 15 percent of the participant's compensation, plus interest at the prime interest rate. Amounts awarded become vested at the end of the fourth fiscal year following the award. The Company has expensed $2,000, $773 and $0, of interest expense in fiscal 1993, 1994, and 1995, respectively, for these bonuses. No bonuses were granted in fiscal 1993, 1994, or 1995.

The Company is a party to employment agreements, expiring in 1996 and 1998, with several of its executive officers. Under certain conditions, these individuals will be entitled to receive lump sum or monthly payments which aggregate approximately $1,060,000.

Operating Lease Obligations

The Company has obtained the use of certain facilities and other equipment through noncancellable operating leases, which expire in various years through 1999. Minimum future noncancellable operating lease payments as of October 31, 1995 are as follows:

                                                           Operating Leases
         -----------------------------------------------------------------------
         Year Ending October 31,     Gross            Sublease           Net
         -----------------------------------------------------------------------
              1996               $   552,951         $(277,848)     $   275,103
              1997                   552,547          (277,848)         274,699
              1998                   546,637          (180,600)         366,037
              1999                   323,798                --          323,798
         ----------------------------------------------------------------------
                                  $1,975,933         $(736,296)      $1,239,637
         =======================================================================

As of October 31, 1995, the Company has reserves of $342,000 for the remaining net operating lease obligation of $698,000 associated with its Rancho Cordova facility. Rent expense under noncancellable operating lease agreements in fiscal 1993, 1994, and 1995 was approximately $223,000, $225,000, and $267,000 (net of sublease income of $97,000, $278,000, and $278,000), respectively.

Legal

Microlog and its  subsidiaries,  Microlog  Corporation of Maryland,  and Genesis
Electronics Corporation, were sued in February 1991 in the United States District Court for the Northern District of Texas by VMX, Inc., ("VMX") and Dytel Corporation ("Dytel"). The lawsuit alleged nonpayment of royalties owed under a license granted by VMX to Genesis with respect to certain voice mail technology and infringement by all three defendant corporations of certain patents involving call processing technology held by VMX and/or Dytel. VMX and Dytel were seeking an accounting of royalties allegedly owed under the Genesis agreement and were seeking an injunction and an accounting with respect to the alleged infringement of the call processing technology patents.

On May 24, 1993, Microlog and its subsidiaries reached a settlement with VMX and Dytel. Under the terms of the settlement, the litigation was dismissed with prejudice and the products of Microlog's subsidiaries, Microlog Corporation of Maryland, and Genesis Electronics Corporation, are fully licensed under VMX's and Dytel's voice mail and automatic call processing patents. Microlog and its subsidiaries paid VMX $275,000 upon execution of the settlement documents and issued to VMX $225,000 of Microlog common stock (102,857 shares) which is subject to redemption as discussed in Note 11. Additionally, Microlog and its subsidiaries will pay to VMX $500,000 in eleven quarterly installments starting on July 31, 1993. As of October 31, 1995, ten installments had been made. One final payment of $45,455 is due in January 1996.

Of the settlement amount, $444,704 was attributed to the receipt by Microlog of Maryland and Genesis of a fully paid voice mail license, and $555,296 was attributed to a license under VMX and Dytel automatic call processing patents. Microlog's subsidiaries also will pay annual license maintenance fees of $120,000 to VMX under the call processing patents, with the patent expiring in 2007. Microlog of Maryland and Genesis will receive a credit against future license maintenance fees equal to 12% of the purchase price paid for products purchased from Rhetorex, a wholly-owned subsidiary of VMX. The Company recorded the new licenses at a cost of $800,000 and is amortizing the costs over seven years (See Note 16).

The Company is subject to other litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management believes that such litigation and claims are without merit and will not have a material effect on the Company's financial position or results of operations.

Note 11: Mandatorily Redeemable Common Stock

In accordance with the settlement discussed in Note 10, the Company issued to VMX 102,857 shares of Microlog common stock with a market value at the date of issuance of $225,000. Under certain conditions, the Company was required to repurchase any such shares held by VMX at April 30, 1996 at a price of $2.1875 per share. On July 26, 1995, VMX sold all of these shares in the open market, releasing the Company from its obligation to purchase these shares.

Note 12: Stock Option Plans

The Company has two incentive stock option plans. Under the first plan, the Company may grant options to Directors and employees to purchase up to 750,000 shares of common stock at not less than fair market value at the time of grant. Under the second plan, which was adopted by the Board of Directors in 1995, subject to shareholder approval, the Company may grant options to employees to purchase up to 1,000,000 shares of common stock at not less than fair market value at the time of grant. Additional information with respect to the incentive stock option activity is summarized in the following table:



                                               Number                           Option Amount
                                            of Shares                  Per Share             Total
----------------------------------------------------------------------------------------------------
Shares under option, October 31, 1992         458,500              $1.00-5.00           $   750,125
Options granted                               144,800               1.00-3.75               413,300
Options canceled                              (73,790)              1.00-2.75              (132,085)
Options exercised                             (21,910)              1.00-1.50               (29,490)
----------------------------------------------------------------------------------------------------
Shares under option, October 31, 1993         507,600               1.00-5.00             1,001,850
Options granted                                36,750               1.00-2.38                39,938
Options canceled                             (103,750)              1.00-5.00              (308,494)
Options exercised                              (6,850)              1.00-2.25                (7,413)
----------------------------------------------------------------------------------------------------
Shares under option, October 31, 1994         433,750               1.00-5.00               725,881
Options granted                               587,167               1.00-4.38             1,877,943
Options canceled                              (85,785)              1.00-2.38              (144,648)
Options exercised                             (25,600)              1.00-1.13               (25,629)
----------------------------------------------------------------------------------------------------
Shares under option, October 31, 1995         909,532              $1.00-5.00           $ 2,433,547
----------------------------------------------------------------------------------------------------

Options granted under the plans vest at various dates from immediately to ratably over five years. As of October 31, 1995, options available for granting were 498,958, and granted options for purchasing 318,650 shares, at prices ranging from $1.00 to $5.00 per share, were exercisable.

The Company also has reserved 50,000 shares for issuance outside these plans as stock options or stock bonuses to key employees. These shares may be granted at such times and under such terms as the Board of Directors may determine. No grants or issuances had been made as of October 31, 1995.

Additionally, the Company maintains a non-employee director stock option plan. Under this plan, which was amended in December 1995, the Company may grant up to 125,000 shares, subject to shareholder approval, at not less than the fair market value at the time of grant. Options are fully exercisable upon granting. Non-statutory options for 61,000 shares have been granted with an exercise price of $1.375 to $6.75. As of October 31, 1995, options available for granting were 14,000.

The Company has also issued stock options to non-employee consultants outside of the above plans. Options for 48,000 shares have been granted with an exercise price of $1.00 to $2.9375. Options granted vest immediately to ratably over three years. Compensation expense associated with these options was not material.

Note 13: Income Taxes

On November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS109), Accounting for Income Taxes. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. There was no material cumulative effect from the adoption of FAS 109.


The provision for income taxes in fiscal 1993, 1994, and 1995 consists of:


                                                      Year Ended October 31,
-------------------------------------------------------------------------------
                                                   1993       1994       1995
-------------------------------------------------------------------------------
Income taxes payable                            $ 37,255   $ 23,234   $ 20,000
Deferred income taxes                               --         --         --
Tax effect of net operating loss carryforward    433,000       --         --
-------------------------------------------------------------------------------
                                                $470,255   $ 23,234   $ 20,000
-------------------------------------------------------------------------------

Microlog and its subsidiaries file a consolidated Federal income tax return. The provision for income taxes recorded in fiscal 1993 contains a charge in lieu of Federal and state income taxes that would be required to be paid had the Company not been able to utilize its net operating loss carryforwards. The tax benefit for fiscal 1993 of $433,000 ($.11 per share) resulting from such utilization is shown as an extraordinary item in the consolidated statement of operations.

Income  taxes  payable in fiscal 1993 and 1994  related to state  income  taxes.
Income taxes payable in fiscal 1995 relate to state income taxes and the alternative minimum tax for Federal income tax.

A reconciliation of the statutory Federal tax rate to the Company's effective tax rate is as follows:

                                          Year Ended October 31,
                                          1993    1994     1995
-----------------------------------------------------------------
Statutory Federal tax rate (benefit)     34.0%  (34.0%)   34.0%
State income taxes, net of
  Federal tax benefit                     5.7    (5.0)     5.0
Benefit not recorded due to
  net carryforward position                --    36.0       --
Utilization of net operating loss          --      --    (42.6)
Goodwill amortization                     7.6     3.2      4.4
Other                                     1.8      .3       .6
-----------------------------------------------------------------
                                         49.1%    0.5%     1.4%
-----------------------------------------------------------------

Deferred tax (liabilities) assets are comprised of the following:





                                            October 31,
                                       1994           1995
--------------------------------------------------------------
Inventory                        $    (9,364$          --
--------------------------------------------------------------
Gross deferred tax liabilities        (9,364)          --
Accounts receivable reserve           90,902         65,212
Inventory reserves                   488,363        360,257
Accrued vacation and benefits        131,967        175,148
Warranty reserves                     20,573         52,553
Restructuring reserves               288,914        160,781
Deferred compensation                109,638        104,995
Deferred revenues                    170,820         95,444
Sales returns                         45,047         21,304
Other                                118,221        145,606
Loss carryforwards                 4,005,061      3,750,602
--------------------------------------------------------------
Gross deferred tax assets          5,469,506      4,931,902
Valuation allowance               (5,460,142)    (4,931,902)
--------------------------------------------------------------
Net deferred income taxes     $         --$            --
--------------------------------------------------------------

The net change in the valuation allowance for deferred tax assets was a decrease of $528,240 during the year and relates primarily to utilization of loss carryforwards, as well as reversal of other temporary differences.

Approximately $9.6 million of tax loss carryforwards and $156,000 of research and development tax credits can be utilized by the Company through 2008 and 2007, respectively. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

Note 14: Related Party Transactions

During fiscal 1993, 1994, and 1995, the Company sold products and services aggregating $1,799,924, $426,725, and $110,986, respectively, to American Computer and Electronics Corporation (American Computer), of which a former member of the Company's Board of Directors is an executive officer. The Company's former Chief Executive Officer, who is a member of the Company's Board of Directors, was a member of American Computer's Board of Directors. At October 31, 1995, $97,622 was due from this related party.

Note 15: Pension and Profit Sharing Plans

The parent and its subsidiaries have a defined contribution pension plan covering all employees. After the employee completes one-year of service, the plan provides for annual contributions by the Company equal to 6% of the employee's annual earnings, excluding bonuses and commissions. The Company's contributions to the plan vest after a five-year period. Effective for the period September 1, 1991 through July 31, 1993, the Board of Directors reduced the contribution rate to 1% of each employee's annual earnings for all companies except Old Dominion Systems Incorporated of Maryland. Employees may also make voluntary contributions to the plan up to a maximum of 10% of their annual earnings. In accordance with the plan, unvested amounts relating to terminated employees with a break in service greater than one year are credited against pension contributions by the Company. Such forfeitures amounted to $115,000, $115,000, and $111,000 in fiscal 1993, 1994, and 1995, respectively. It is the Company's policy to fund pension cost accrued. Net expense of the plan was approximately $199,000, $331,000, and $365,000 in fiscal 1993, 1994, and 1995, respectively.

The Company also maintains a 401(k) profit sharing plan and trust. The plan allows for employees to contribute up to 10% of gross salary. The Company matches 50% of employee contributions not exceeding 4% of eligible salary. Effective for the period September 1, 1991 through January 31, 1993, the matching contributions were suspended for all companies except Old Dominion Systems Incorporated of Maryland. Total expense of the plan was approximately $67,000, $145,000, and $138,000 in fiscal 1993, 1994, and 1995, respectively.

Note 16: Supplemental Cash Flow Information

The Company paid cash for interest expense and income taxes as follows:

                    Year Ended October 31,
---------------------------------------------
                 1993       1994       1995
---------------------------------------------
Interest       $123,100   $137,400   $112,243
Income taxes   $ 40,800   $ 31,500   $ 23,234

During fiscal 1993, the Company issued 12,052 shares of Common Stock as payment for deferred officers' compensation totaling $14,312. No shares were issued in fiscal 1994 or 1995.

As discussed in Note 10, in 1993, the Company purchased patent licenses from VMX and Dytel in conjunction with the settlement of related litigation as follows:

Cash paid                    $ 275,000
New term note payable          500,000
Common stock issued            225,000
Existing VMX license           125,000
Existing term note payable    (161,759)
Accrued royalties             (163,241)
---------------------------------------
Licenses acquired            $ 800,000
---------------------------------------

As discussed in Note 11, in 1995, the Company was released from its obligation to repurchase common stock from VMX, when all of the 102,857 shares were sold by VMX in the open market. As a result, the Company's liability to VMX of $225,000 was credited to stockholders' equity in the consolidated balance sheet.

Note 17: Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results and the price range of common stock for the Company's last eight fiscal quarters.




                                             Jan. 31,         April 30,         July 31,          Oct. 31,
                                                 1994              1994             1994              1994
----------------------------------------------------------------------------------------------------------
Net sales                                 $4,095,399        $4,421,370       $4,290,151         $5,861,842
Gross margin                               1,148,579         1,101,994         (182,852)         2,215,176
Income (loss) from operations               (950,309)         (966,065)      (3,343,347)           343,040
Net income (loss)                           (976,190)         (948,976)      (3,379,685)           320,810
   Per common share:                          $(0.25)           $(0.24)          $(0.87)             $0.08
----------------------------------------------------------------------------------------------------------

Stock prices
      High                                    $3.750            $2.625           $1.500       m      $1.00
      Low                                      2.375             1.000            0.875               0.50
----------------------------------------------------------------------------------------------------------
                                             Jan. 31,         April 30,         July 31,          Oct. 31,
                                                 1995              1995             1995              1995
----------------------------------------------------------------------------------------------------------

Net sales                                  $5,428,806       $5,306,899        $5,555,881         $6,094,057
Gross margin                                2,092,901        2,297,968         2,418,972          2,656,161
Income from operations                        263,844          302,691           361,692            478,929
Net income                                    263,844          302,691           361,692            458,929
   Per common share:                            $0.07            $0.08             $0.09              $0.11
----------------------------------------------------------------------------------------------------------

Stock prices
     High                                  $     1.50       $    1.813        $    3.375         $    5.125
     Low                                         0.50            0.875             1.250              2.750
----------------------------------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


           To the Board of Directors and Stockholders
           Microlog Corporation


           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microlog Corporation and its subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





           Price Waterhouse LLP
           Washington, DC
           December 22, 1995
           ---------------------------------------------------------------------

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth for the fiscal periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations and the percentage change in these items from the prior fiscal period.


                                                                                             Period-to-Period
                                                                                            Percentage Changes
                                                     Percentage of Net Sales
                                                     Year Ended October 31,                  1993          1994
                                                                                              to            to
                                                       1993      1994         1995           1994          1995
                                                    --------------------------------         ------------------
Net sales:
  Voice processing                                  64.1%        56.6%         62.9%        (20.7%)       33.2%
  Performance analysis                              35.9%        43.4%         37.1%          8.5%         2.5%
                                                   --------------------------------
  Total net sales                                  100.0%       100.0%        100.0%        (10.2%)       19.9%
                                                    -------------------------------
Costs and expenses:
  Cost of sales                                     58.2%        77.1%         57.7%         18.9%        10.2%)
  Selling, general and administrative               29.5%        37.5%         28.5%         27.9%        (9.0%)
  Research and development                           7.3%         8.8%          7.1%          8.7%        (3.2%)
  Restructuring costs                                0.0%         2.9%          0.0%        100.0%      (100.0%)
                                                    -------------------------------
  Total costs and expenses                          95.0%       126.3%         93.3%         19.4%       (11.4%)
                                                    -------------------------------
Investment and other income
  and (expense), net                                (0.4%)       (0.3%)        (0.4%)        53.0%       111.2%
                                                    --------------------------------
Income (loss) before income taxes
  and extraordinary item                             4.6%       (26.6%)         6.3%       (618.4%)      128.4%
                                                    --------------------------------
Provision for income taxes                           2.3%         0.1%          0.1%        (95.1%)      (13.9%)
                                                    --------------------------------
Income (loss) before extraordinary item              2.3%       (26.7%)         6.2%      (1123.9%)      127.8%
                                                    --------------------------------
Extraordinary item                                   2.1%         0.0%          0.0%          0.0%         0.0%
                                                    --------------------------------
Net income (loss)                                    4.4%       (26.7%)         6.2%       (641.9%)      127.8%
                                                    ===============================



Results of Operations

The Company had net income of $1.4 million ($.34 per share) for the fiscal year ended October 31, 1995. By comparison, the Company incurred a net loss of $5.0 million ($1.29 per share) for the fiscal year October 31, 1994, and had a net income of $920,000 ($.23 per share) for the fiscal year ended October 31, 1993. The improvement in earnings in fiscal 1995 was primarily attributable to a significant increase in voice processing net sales and a restructuring of the Company's voice processing operations in the third quarter of fiscal 1994, bringing costs more in line with sales.

On October 31, 1995, the Company paid the remaining balance of $839,000 of its mortgage loan on its Corporate Headquarters. This repayment resolved the Company's difficulties under that loan, including non-compliance with certain mortgage loan covenants and indications from the bank that it was no longer willing to extend the maturity date of the loan. The Company has since entered into a new line of credit facility with another bank under which it can borrow up to 70% of its eligible accounts receivable to a maximum of $2,000,000. The Company is currently negotiating an additional $1,000,000 loan agreement with the same bank, which will be secured by the Company's building. See "Liquidity and Capital Resources".

Net Sales

Net sales for fiscal 1995 were $22.4 million, which represented an increase of 20% from net sales in fiscal 1994. Net sales for fiscal 1994 were $18.7 million, which represented a decrease of 10% as compared to $20.8 million of net sales in fiscal 1993. The increase in fiscal 1995 and the decrease in net sales during fiscal 1994 are primarily attributable to changes in voice processing net sales.

Voice Processing Net Sales

The Company's voice processing net sales increased 33% in fiscal 1995 to $14.1 million, compared to $10.6 million in fiscal 1994. The increase in net sales during fiscal 1995 resulted from a increase of 26% in voice processing product sales, and by an increase of 54% in product support and services sales. The increase in product sales is primarily attributable to an increase in sales to government customers ($3.6 million), which the Company believes is primarily due to the attractiveness to government customers of the Company's Intela and VCS 3500 products, to an increase in sales to commercial customers ($0.7 million) of the Company's new Retail Solution products, and to an increase in sales to international customers ($0.4 million).

The Company's voice processing net sales decreased 21% in fiscal 1994 from $13.3 million in fiscal 1993. The decline in net sales during fiscal 1994 resulted from a decrease of 28% in voice processing product sales offset by an increase of 9% in product support and services sales. The decline in product sales is primarily attributable to decreases in sales of the Company's VCS 3500 products to large multiple unit customers and to international customers.

In 1995, sales to the Company's 10 largest customers accounted for 73% of voice processing sales. The ten largest customers in fiscal 1993 accounted for 73% of voice processing sales. By contrast, sales to these customers in fiscal 1994 accounted for only 50% of voice processing sales.

Net sales of voice processing product support and support services increased 54% in fiscal 1995 to $4.2 million, compared to $2.7 million in fiscal 1994. Product support and services net sales in fiscal 1993 were $2.5 million. The increase in service sales in fiscal 1995 is primarily attributable to an increase in the base of systems covered by maintenance contracts, as well as an increase in the applications used by the Federal Government.

During fiscal 1995, approximately $9.6 million (68% of voice processing net sales and 43% of consolidated net sales) were in the government sector. This compares to $5.9 million (56% of voice processing net sales and 32% of consolidated net sales) for fiscal 1994 and $7.6 million (57% of voice processing net sales and 36% of consolidated net sales) for fiscal 1993. Traditionally the government market segment has been a strong one for the Company. The increase in sales to government agencies resulted principally from increased sales of the Company's Intela and VCS 3500 products to the Internal Revenue Service and for applications such as Voice Balance Due (VBD) and Refund Inquiry.

Sales to commercial customers increased 69% to $1.6 million (12% of voice processing net sales) in fiscal 1995. By comparison, sales to commercial customers were $1.0 million (9% of voice processing net sales) in fiscal 1994 and $1.1 million (8% of voice processing net sales) in fiscal 1993. Commercial sales increased in fiscal 1995 primarily as a result of increased sales of the Company's Retail Solution product. The Retail Solution product offers multiple voice processing applications designed to improve operations at retail pharmacies.

International voice processing sales increased 49% to $1.3 million (9% of voice processing net sales) in fiscal 1995. This compares to $.8 million (8% of voice processing net sales) in fiscal 1994 and $1.2 million (9% of voice processing net sales) in fiscal 1993. The increase in international sales is the result of the addition of third party resellers of the Company's products such as
Communication & Network Systems PTE, Ltd. of Singapore and Philips Communications Systems B.V. of The Netherlands. The Company is actively pursuing additional third party resellers of the Company's products.

The Company is pursuing a strategy that it believes will increase sales in its voice processing division. This strategy includes the introduction of additional features that will enhance the global marketability of Intela, pursuit of large government procurements, marketing of its Retail Solution product, development of new applications solutions for commercial markets, and expansion of third party distributors in the US, Europe, Asia, and the Far East. Microlog believes that technological improvements to its products and development of new applications are essential if the Company is to increase its voice processing revenues. The Company believes that its Intela Interactive Information Response ("IIR") system is gaining acceptance in government, commercial and international markets and the Company expects Intela to pass the VCS 3500 as its principal product in percent of sales.

As of October 31, 1995, the Company had a backlog of existing orders for voice processing systems totaling $3.7 million. The backlog, as of October 31, 1994, was also $3.7 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on any customer delivery schedules and any customization needed for VCS 3500 or Intela applications. The Company anticipates that all of the outstanding orders at October 31, 1995 will be shipped and the sales recognized during fiscal 1996. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

Performance Analysis and Support Services Net Sales

Net sales from performance analysis and support services for fiscal 1995 were $8.3 million, which represented a 3% increase from the net sales from this line of business during the prior year. Net sales for fiscal 1994 were $8.1 million, representing an increase of 8% from $7.5 million in fiscal 1993. These increases resulted from the addition of new contracts, as well as increases in the level of work authorized under existing contracts from the Johns Hopkins University Applied Physics Laboratory ("APL"), the Company's principal customer for these services.

The Company has another customer for these services, American Telephone and Telegraph ("AT&T"). However, the Company's contracts with AT&T have been declining since fiscal 1993 as a result of decreases in levels of work associated with these contracts. Net sales to this customer were 4%, 5%, and 10% of performance analysis and support services sales for fiscal 1995, 1994, and 1993, respectively. Net sales through AT&T for fiscal 1996 are expected to be significantly less than fiscal 1995.

The Company is seeking to diversify its operations for performance analysis and support services by seeking contracts in non-defense related areas. Because of the lower profit margins allowed on contracts for performance analysis and support services and the Company's limited success to date in obtaining new contracts with contractors and agencies other than APL or AT&T, the Company believes that this segment of its business is not likely to generate a substantial increase in profitability. Nevertheless, the Company believes that its performance analysis contracts are likely to continue to provide a stable source of sales for the Company. The Company does not anticipate that any changes in defense priorities or spending will result in any material adverse affect over the next fiscal year on its net sales from performance analysis and support services nor alter the manner in which it procures contracts for such services. However, there is no assurance that changes in defense priorities or continuing budget reductions will not cause such an effect during the fiscal year or thereafter.

As of October 31, 1995, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $7.8 million. By comparison, the backlog as of October 31, 1994 was $4.6 million. The increase in backlog is attributable primarily to a significant multi-year contract award and increased funding levels on existing or new contracts. The Company anticipates that these services will be provided during the next three fiscal years. The Company estimates that of the $7.8 million of backlog at October 31, 1995, $3.9 million will be recognized as sales beyond fiscal 1996. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

Costs and Expenses

Cost of sales of products were $4.7 million, or 48% of net sales of products, for fiscal 1995; $5.8 million, or 73% of net sales of products, for fiscal 1994; and $4.4 million, or 40% of net sales of products, for fiscal 1993. The decrease in cost of sales of products for fiscal 1995 is attributable in part to an increase in the sales of products having a lower cost of sales and to cost cutting measures taken by the Company during fiscal 1994. The high cost of sales of products for fiscal 1994 is attributable in large part to a reserve of $1,137,039 for obsolete inventory; without this reserve, costs of sales of products for the year ended October 31, 1994 would have equaled $4.7 million, or 59% of net sales. The decrease in cost of sales for fiscal 1993 reflects cost cutting measures taken by the Company, a restructuring of the Company's operations (see Restructuring Costs), and a general reduction in raw materials costs during fiscal 1993. Competitive pressures and technological improvements in hardware components are anticipated to continue to prevent raw materials costs from rising.

During the third quarter of fiscal 1994, the Company adjusted its reserve for obsolete inventory by $1,137,039. The Company discontinued manufacture of the CINDI line of voice processing products in January 1992. The demand for replacement parts has declined more rapidly than expected, and the Company now believes such demand will continue to decline. As a result, the Company has reserved $375,000 for the CINDI product line. In addition, the introduction of the Company's VCS Intela product in March 1994 and the switch from 386 CPU's to 486/Pentium CPU's in the Company's voice processing products has made it necessary to reserve $762,000 for components relating to its VCS 3500 product line. The Company has not discontinued its VCS 3500 product and does not plan to do so in the near future. However, with the introduction of its new product and changes in product design, the Company believed that a reserve against existing inventory of VCS 3500 products was appropriate.

Cost of sales of services were $8.2 million, or 65% of net sales of services, for fiscal 1995; $8.6 million, or 80% of net sales of services, for fiscal 1994; and $7.7 million, or 78% of net sales of services, for fiscal 1993. The decrease in cost of sales in fiscal 1995 is attributable in part to the increase in net sales of voice processing services, which have a lower cost of sales than performance analysis. The decrease is also attributable to a general reduction in raw material costs and a restructuring of the Company's voice processing operations in fiscal 1994.

Selling, general and administrative costs were $6.4 million or 28% of net sales, for fiscal 1995; $7.0 million, or 38% of net sales, for fiscal 1994; and $6.1 million, or 29% of net sales, for fiscal 1993. The decreases in fiscal 1995 and 1993 were attributable primarily to cost cutting measures taken by the Company and a restructuring of the Company's operations (see Restructuring Costs). The increase in fiscal 1994 was attributable to increased sales and marketing activities for both the voice processing and performance analysis segments.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $1.6 million, or 7% of net sales for fiscal 1995; $1.6 million, or 9% of net sales for fiscal year 1994; and $1.5 million, or 7% of net sales for fiscal 1993. The Company presently plans to maintain its research and development program at approximately the same level, although research and development expenses in the next fiscal year are expected to be somewhat higher than fiscal 1995, because of the Company's strategy to continue the development of new products and the enhancement of existing products.

Restructuring Costs

In the quarter ended July 31, 1994, the Company's voice processing operations were restructured extensively at a cost of approximately $550,000. This was the third such restructuring in four years, and resulted from the Company's ongoing significant losses during fiscal 1991, 1992 and 1994 due to declines in revenues for voice processing products and/or failure to increase such revenues to keep pace with planned increases in expenditures. The 1994 restructuring included a 25% reduction in voice processing personnel at a cost of $224,000, a $62,000 charge associated with the closing of a sales office in California, $165,000 of expenses associated with the consulting contract between the Company and its former Chief Executive Officer, and $99,000 of fixed assets associated with the office closing and terminated employees. The Company believes that the restructuring has had a positive impact on the results of fiscal 1995 by reducing employment, overhead, and ongoing costs of approximately $1.4 million annually. The Company does not believe that any further restructuring will be required in the near future.

Investment and Other Income, Net

The Company had net investment and other expenses of $93,000 for fiscal 1995, as compared to $44,000 for fiscal 1994 and $94,000 for fiscal 1993. The lower expense level in fiscal 1994 resulted from a $42,000 gain on the sale of one of its two office condominium units. Without this gain, the Company would have had a net other expense of $86,000 in fiscal 1994.

Provision for Income Taxes

The Company has exhausted its ability to carry losses back for income tax refunds. However, net operating loss and tax credit carryforwards for income tax reporting purposes of approximately $9.6 million and $156,000, respectively, will be available to offset taxes generated from future taxable income. These potential future tax benefits have not been reflected in the financial statements since realization is not assured.

The 1993 provision for income taxes of $470,255 contained a charge in lieu of Federal and state income taxes that would be required to be paid had the Company not been able to utilize its net operating loss carryforwards. The taxes payable of $23,000 in fiscal 1994, were attributable to the state income taxes on earnings from a profitable subsidiary. The $20,000 of taxes payable in fiscal 1995 are attributable to state income taxes and the alternative minimum tax for Federal income tax.

Merger Price Adjustments and Escrowed Shares

On March 16, 1993, Microlog Corporation reached an agreement under which 300,000 shares of Microlog stock, held in escrow since the November 29, 1990 merger of Genesis Electronics and Microlog Corporation, were returned to Microlog. Pursuant to the merger agreement, Microlog had acquired Genesis for 675,000 shares of its common stock and paid $500,000 in cash to the Genesis shareholders, of which $250,000 and 300,000 shares of common stock payable to the principal Genesis shareholders had been deposited into an escrow account to satisfy possible purchase price adjustments and contingent liabilities. Claims had been asserted by Microlog against the amounts held in escrow. Under the settlement agreement, the $250,000 of cash (plus accrued interest) was released from escrow to the principal Genesis shareholders and Microlog received back the 300,000 shares of Microlog stock. The Company recorded the 300,000 shares as treasury stock at a cost of $656,250, reduced goodwill by $484,930, and reduced an outstanding indemnity receivable by $171,320.

Litigation Settlement

Microlog and its  subsidiaries,  Microlog  Corporation of Maryland,  and Genesis
Electronics Corporation, were sued in February 1991 in the United States District Court for the Northern District of Texas by VMX, Inc., ("VMX") and Dytel Corporation ("Dytel"). The lawsuit alleged nonpayment of royalties owed under a license granted by VMX to Genesis with respect to certain voice mail technology and infringement by all three defendant corporations of certain patents involving call processing technology held by VMX and/or Dytel. VMX and Dytel were seeking an accounting of royalties allegedly owed under the Genesis agreement and were seeking an injunction and an accounting with respect to the alleged infringement of the call processing technology patents.

On May 24, 1993, Microlog and its subsidiaries reached a settlement with VMX and Dytel. Under the terms of the settlement, the litigation was dismissed with prejudice and the products of Microlog's subsidiaries, Microlog Corporation of Maryland, and Genesis Electronics Corporation, are fully licensed under VMX's and Dytel's voice mail and automatic call processing patents. Microlog and its subsidiaries paid VMX $275,000 upon execution of the settlement documents and issued to VMX $225,000 of Microlog common stock (102,857 shares), which was subject to redemption under certain conditions if still held by VMX at April 30, 1996 at a price of $2.1875 per share, as discussed in Note 10 of The Notes to Consolidated Financial Statements. As discussed in Note 11, in 1995, the Company was released from its obligation to repurchase common stock from VMX, when all of the 102,857 shares were sold by VMX in the open market. As a result, the Company's liability to VMX of $225,000 was credited to stockholders' equity in the consolidated balance sheet. Additionally, Microlog and its subsidiaries agreed to pay to VMX a total of $500,000 in eleven quarterly installments starting on July 31, 1993; the first five installments have been paid. Of the settlement amount, $444,704 was attributed to the receipt by Microlog of

Maryland and Genesis of a fully paid voice mail license, and $555,296 was attributed to a license under VMX and Dytel automatic call processing patents. The Company recorded the new licenses at a cost of $800,000 and is amortizing the licenses over seven years.

Liquidity and Capital Resources

Working capital as of October 31, 1995 was $749,000, as compared to a negative $704,000 as of October 31, 1994. Cash, and cash equivalents, as of October 31, 1995 were $923,000, as compared to $1.2 million as of October 31, 1994. The decline in cash and cash equivalents is primarily attributable to the payment of the remaining balance of $839,000 of the Company's mortgage loan on October 31, 1995.

Accounts receivable as of October 31, 1995 were $3.0 million, as compared to $2.7 million as of October 31, 1994. The increase in accounts receivable is attributable to increased voice processing net sales. Included in the 1995 and 1994 balance is a related party receivable of $98,000 and $70,000, respectively, relating to the sale of voice processing products and services to American Computer and Electronics Corporation, of which a former member of the Board of Directors is an executive officer and of which a member of the Board of Directors was a director.

Fixed assets as of October 31, 1995 were $3.0 million, as compared to $2.9 million as of October 31, 1994. The net increase in fixed assets resulted from the addition of $542,000 of assets, net of disposals and depreciation expense of $475,000 for fiscal 1995.

On October 31, 1995, the Company repaid the remaining balance of the mortgage loan on its Corporate Headquarters. The Company had been in default under certain mortgage loan covenants during fiscal 1994 and 1995 and had received waivers from its bank of these covenants through October 31, 1995. The maturity date of the loan had been accelerated by agreement with the bank to September 30, 1994, and was subsequently extended by the bank on three occasions through October 31, 1995. In connection with these extensions, the Company paid an extension fee of 1% of the mortgage note balance at September 30, 1994 and made additional principal payments in varying amounts (from $37,500 to $50,000 per month). The remaining balance of $839,000 was paid on October 31, 1995.

In December 1995, the Company entered into a new line of credit facility with a bank. Under this facility the Company can borrow up to 70% of its eligible accounts receivable to a maximum of $2 million. The line of credit bears interest at the bank's prime rate plus 1.25% and contains a 0.5% commitment fee on the average unused portion of the line. The line of credit subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a ratio of total liabilities to tangible net worth and a current ratio. There are prohibitions against on merger or acquisitions, payment of dividends, and certain additional borrowings without bank approval. The line is secured by all of the Company's tangible assets.

The Company is currently negotiating with the same bank for a $1 million loan agreement secured by the Company's building. The proposed terms for the loan provides for the loan agreement to bear interest at the bank's prime rate plus 0.5% and contains a 0.5% fee on the average unused portion of the loan. This loan is expected to contain the same restrictive covenants as the $2 million line of credit. The Company anticipates closing on this credit facility in February 1996.

The Company believes that, through conservative management of its cash and cash equivalents, it will not need additional financial resources beyond these presently expected to be available during fiscal 1996.

In March 1995, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of," which the Company expects to adopt in fiscal 1996. Additionally, in October 1995, the Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which the Company expects to adopt in fiscal 1997. Adoption of these new statements are not expected to have a material impact on the Company's financial position or results of operations.

Quarterly Results

Note 17 of the Notes to Consolidated Financial Statements of the Company contained in this Annual Report presents unaudited quarterly operating results for the Company's last eight fiscal quarters. The Company believes that this unaudited information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

The Company's quarterly results fluctuated significantly, primarily because of factors affecting the level of net sales and changes in the level of selling, general, and administrative expenses. The Company was profitable during all four quarters of fiscal 1993. The Company experienced losses during the first three quarters of fiscal 1994, including a $3.5 million loss during the third quarter, which included a $550,000 charge relating to a restructuring of the Company's voice processing operations and a $1.1 million charge for obsolete inventory. The Company was profitable in the fourth quarter of fiscal 1994 and in all four quarters of fiscal 1995.

Fourth quarter net voice processing revenues are typically improved by year-end incentives to sales employees and the Federal Government's year-end. The Company anticipates that this trend will continue in fiscal 1996.

Price Range of Common Stock

The Common Stock is presently traded on the over-the-counter market under the symbol MLOG. As of January 19, 1996, there were approximately 277 holders of record of the Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Note 17 of the Notes to Consolidated Financial Statements of the Company contained in this Annual Report sets forth, for the period indicated, the range of high and low transaction prices for the Common Stock as reported on the Nasdaq SmallCap Market. The closing price of the Common Stock on January 19, 1996 was $5.25 per share.

Dividend Policy

The Company has paid dividends twice since its inception in 1969, the most recent being a $.10 cash dividend ($.033 as adjusted for a three-for-one stock split in April 1986) in November 1985. Certain of the Company's debt agreements restrict the payment of dividends. See Note 8 of the Notes to Consolidated Financial Statements. The Company does not anticipate paying any cash dividends in the foreseeable future.

Microlog Corporation

Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Income Statement Data:


                                                                   Year Ended October 31,
-------------------------------------------------------------------------------------------------------------------
                                          1991            1992             1993           1994              1995
-------------------------------------------------------------------------------------------------------------------
Net sales                             $19,614,230      $19,526,503     $20,798,323    $18,668,762       $22,385,643
Income (loss) from
  operations                           (6,916,544)      (3,465,726)      1,050,934     (4,916,681)        1,500,343
Net income (loss)                      (6,780,139)      (3,454,284)        919,779     (4,984,041)        1,387,132
Per common share:
  Primary                            $      (1.71)     $      (.86)    $       .23    $     (1.29)      $       .34
  Fully diluted                      $      (1.71)     $      (.86)    $       .22    $     (1.29)      $       .34

Balance Sheet Data:


                                                                        October 31,
----------------------------------------------------------------------------------------------------------------
                                         1991             1992             1993           1994              1995
----------------------------------------------------------------------------------------------------------------
Working capital                       $ 6,494,495      $ 3,396,862     $ 4,945,780    ($  704,004)       $  748,974
Total assets                           17,798,042       14,084,965      13,438,828      9,055,979         9,425,716
Long-term debt, net
  of current maturities                 1,949,023        1,669,204       1,659,273         45,456                --
Stockholders' equity                   10,632,995        7,193,191       7,500,522      2,523,894         4,161,654

(1) Net income for fiscal 1993 includes the tax benefit related to utilization of net operating loss carryforwards. See Note 13 of the Notes to Consolidated Financial Statements.

                                   Exhibit 13


             Annual Report to Shareholders for the fiscal year ended

                                October 31, 1994

                                   Exhibit 24


                         Consent of Price Waterhouse LLP

                                         CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-30965 and 33-34094) of Microlog Corporation of our report dated December 22, 1995 appearing on page 22 of the 1995 Annual Report to Shareholders of Microlog Corporation which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.




Price Waterhouse LLP

Washington, DC
January 29, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Germantown, State of Maryland on January 26, 1996.
                                                   MICROLOG CORPORATION


                                                   By /s/ Joe J. Lynn
                                                      ---------------
                                                          Joe J. Lynn
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.



/s/ Joe J. Lynn                                                 January 26, 1996
--------------------------------------------
Joe J. Lynn
Chief Executive Officer




/s/ Richard A. Thompson                                         January 26, 1996
--------------------------------------------
Richard A. Thompson
President and Chief Operating Officer




/s/ Steven R. Delmar                                            January 26, 1996
--------------------------------------------
Steven R. Delmar
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)



/s/ J. Graham Hartwell                                          January 26, 1996
--------------------------------------------
J. Graham Hartwell
Chairman of the Board and Director




/s/ David M. Gische                                             January 26, 1996
--------------------------------------------
David M. Gische
Director



/s/ Robert E. Gray, Jr.                                         January 26, 1996
--------------------------------------------
Robert E. Gray, Jr.
Director


                                      ADDITIONAL SCHEDULE REQUIRED
                              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           BALANCE                                             BALANCE
FISCAL YEAR ENDED 10/31/95                                  11/1           ADDITIONS         DELETIONS          10/31
--------------------------------------------------     --------------------------------------------------------------------
RECEIVABLES
   ALLOWANCE FOR DOUBTFUL ACCTS                                233,081            15,422            81,292         167,211

INVENTORY
   RESERVE FOR OBSOLESCENCE                                  1,144,694           321,117           411,196       1,054,615

FISCAL YEAR ENDED 10/31/94
--------------------------------------------------

RECEIVABLES
   ALLOWANCE FOR DOUBTFUL ACCTS                                174,454            72,000            13,373         233,081

INVENTORY
   RESERVE FOR OBSOLESCENCE                                    777,575         1,137,039           769,920       1,144,694


FISCAL YEAR ENDED 10/31/93
--------------------------------------------------

RECEIVABLES
   ALLOWANCE FOR DOUBTFUL ACCTS                                187,715            22,000            35,261         174,454

INVENTORY
   RESERVE FOR OBSOLESCENCE                                    824,173                              46,598         777,575

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To The Board of Directors and Stockholders
Microlog Corporation



Our audits of the consolidated financial statements referred to in our report dated December 22, 1995 appearing on page 22 of the 1995 Annual Report to Shareholders of Microlog Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
Washington, DC
December 22, 1995

--------------------------------------------------------------------------------
                                  EXHIBIT 10.9
--------------------------------------------------------------------------------

                       Farmers and Mechanics National Bank
                                 Promissory Note

--------------------------------------------------------------------------------
[GRAPHIC OMITTED]
--------------------------------------------------------------------------------

                            SCHEDULE 14A INFORMATION
                 Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 Filed by the Registrant [] Filed by a Party other than the Registrant [ ] Check the appropriate box: [ ] Preliminary Proxy Statement [ ] Confidential, for Use of the commission Only (as permitted by Rule 14a-6(e)(2)
[] Definitive Proxy Statement [ ] Definitive Additional Materials [ ] Soliciting Material Pursuant to ss. 240.14a-11(c) or ss. 240.14a-12

                              Microlog Corporation
                (Name of Registrant as Specified In Its Charter)


     (Name of Person(s) Filing Proxy Statement if other than the Registrant) Payment of Filing Fee (Check the appropriate box):
[]   $125 per Exchange Act Rules 0-11(c)(1)(ii), 14a-6(i)(1), or 14a-6(i)(2), or
     Item 22(a)(2) of Schedule 14A..
[ ] $500 per each party to the controversy pursuant to Exchange Act Rule 14a-6(i)(3). [ ] Fee computed on table below per Exchange Act Rules 14a-6(i)(4) and 0-11.
     1) Title of each class of securities to which transaction applies:

     2) Aggregate number of securities to which transaction applies:

     3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11:1/

     4) Proposed maximum aggregate value of transaction:


     5) Total fee paid:



     1/ Set forth the amount on which the filing fee is calculated and state how it was determined.

[ ] Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing. 1) Amount previously paid:

     2) Form, Schedule or Registration Statement No.:

     3) Filing Party:

     4) Date Filed:
                           January _29, 1996

                              MICROLOG CORPORATION
                              20270 Goldenrod Lane
                            Germantown, MD 20876-4070
                                 (301) 428-9100


                                 PROXY STATEMENT


                         ANNUAL MEETING OF SHAREHOLDERS
                                 MARCH 26, 1996


                SOLICITATION, VOTING AND REVOCABILITY OF PROXIES

                  This Proxy Statement is furnished in connection with the solicitation of proxies by the Board of Directors of Microlog Corporation, a Virginia corporation (the "Company"), for use at the 1996 Annual Meeting of Shareholders to be held on March 26, 1996 at 10:00 a.m., local time, at the Gaithersburg Marriott Washingtonian Center, 9751 Washingtonian Blvd.,
Gaithersburg, Maryland, 20878, and at any adjournments thereof (the "Annual Meeting").

                  The Annual Meeting is being called for the following purposes:

                  (1) to elect two directors to serve for a term of three years;

                  (2) to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 1996;

                  (3) to consider and vote upon a proposed new Stock Option Plan with 1,000,000 shares of the Company's common stock reserved for issuance upon the exercise of options granted under such new Stock Option Plan;

                  (4) to consider and vote upon proposed amendments to the Company's Non-Employee Director Stock Option Plan which would, among other things, (i) increase from 75,000 to 125,000 the number of shares reserved for issuance upon the exercise of options granted under the Non-Employee Director Stock Option Plan, (ii) provide for annual grants of an option to purchase 3,000 shares (rather than 1,000 shares) of the Company's common stock to each non-employee director of the Company, and provide that such grants will occur in December (rather than March) of each fiscal year, and (iii) extend the term of the plan to April 30, 2001; and

                  (5)      to transact such other  business as may properly come
                           before  the  Annual   Meeting  or  any   adjournments
                           thereof.

                  Record holders of the Company's common stock, par value $.01 per share ("Common Stock"), at the close of business on February 2, 1996, the record date, are entitled to notice of, and to vote at, the Annual Meeting. As of January 19, 1996, there were outstanding 3,964,073 shares of Common Stock. Each shareholder will be entitled to one vote for each share of Common Stock held at the close of business on the record date. At the Annual Meeting, votes will be counted by written ballot.

                  This Proxy Statement, and the accompanying notice of the Annual Meeting and proxy card, will first be sent or given to shareholders on or about February 20, 1996. The Company's Annual Report to Shareholders for the fiscal year ended October 31, 1995 accompanies this Proxy Statement.

                  The shares of Common Stock represented by valid proxies received by the Company in time for the Annual Meeting will be voted as specified in such proxies. Executed but unmarked proxies will be voted:

                  (1) FOR the election of the Board of Directors' nominees for director;

                  (2) FOR the ratification of the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 1996;

                  (3) FOR the approval of the new Company's Stock Option Plan with 1,000,000 shares of the Company's Common Stock reserved for issuance upon the exercise of options granted under such new Stock Option Plan; and

                  (4) FOR the approval of the amendments to the Company's Non-Employee Director Stock Option Plan which would, among other things, (i) increase from 75,000 to 125,000 the number of shares reserved for issuance upon the exercise of options granted under the Non-Employee Director Stock Option Plan, (ii) provide for annual grants of an option to purchase 3,000 shares (rather than 1,000 shares) of the Company's Common Stock to each non-employee director of the Company, and provide that such grants will occur in December (rather than March) of each fiscal year, and
                           (iii) extend the term of the plan to April 30, 2001.

                  If any other matters properly come before the Annual Meeting, the persons named as proxies will, unless the shareholder otherwise specifies in the proxy, vote upon such matters as determined by a majority of the Board of Directors.

                  The election of the Board of Directors' nominees for director will require the affirmative vote of a plurality of the shares entitled to vote in the election of directors. Approval of the ratification of independent accountants, the new Stock Option Plan, and the amendment to the Non-Employee Director Stock Option Plan requires the affirmative vote of the holders of a majority of the shares of Common Stock of the Company entitled to vote thereon and who vote in person or by proxy at the Annual Meeting. In order to approve the transaction of any other business as may properly come before the Annual
Meeting, or any adjournments thereof, the votes cast at the Annual Meeting approving the action must exceed the votes cast opposing the action. Abstentions and broker non-votes will not be counted as either approving or opposing the action.

                  Any shareholder giving a proxy has the right to revoke it at any time before it is exercised by attending the Annual Meeting and voting in person or by delivering to the Secretary of the Company at 20270 Goldenrod Lane, Germantown, MD 20876-4070, a written notice of revocation or duly executed proxy bearing a later date.

                  The cost of soliciting proxies will be borne by the Company. In addition to the use of the mails, proxies may be solicited personally or by telephone, facsimile or telegraph by officers, directors, and employees of the Company who will not be specially compensated for such solicitation activities. Arrangements will also be made with brokerage houses and other custodians, nominees, and fiduciaries for forwarding solicitation materials to the beneficial owners of such shares held of record by such persons, and the Company will reimburse such persons for their reasonable expenses incurred in connection therewith.

                  The Company is required to file an Annual Report on Form 10-K for the fiscal year ended October 31, 1995 with the Securities and Exchange Commission ("SEC"). Shareholders can obtain, free of charge, a copy of such Annual Report by writing to Microlog Corporation, 20270 Goldenrod Lane, Germantown, MD 20876-4070, Attention: Corporate Secretary.

              STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS

                  The following table sets forth information as of January 19, 1996 with respect to the ownership of shares of Common Stock by (i) owners of more than 5% of the Company's outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the named executive officers of the Company, and (iv) all directors and officers of the Company as a group. The information is based on the most recent filings with the SEC by such persons or upon information provided by such persons to the Company. Unless otherwise indicated, the persons shown in the table are believed to have sole voting and investment power with respect to the entire number of shares reported.

Name and Address of                                  Number of Shares                          Percentage of
Beneficial Owner (1)                                 Beneficially Owned                        Ownership (2)
--------------------                                 ------------------                        -------------

Joe J. Lynn                                                 453,350                                   11.4%
20270 Goldenrod Lane
Germantown, MD  20876-4070

J. Graham Hartwell                                          404,050                                   10.2%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Hathaway & Associates, Ltd                                  314,000                                    7.9%
119 Rowayton Avenue
Rowayton, Connecticut 06853

Steven R. Delmar                                            135,305 (3)                                3.3%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Richard A. Thompson                                         112,000 (4)                                2.8%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Deborah M. Grove                                             41,599 (5)                                1.0%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Robert E. Gray, Jr.                                          36,520 (6)                                   *
20270 Goldenrod Lane
Germantown, MD  20876-4070

David M. Gische                                              29,000 (6)                                   *
20270 Goldenrod Lane
Germantown, MD  20876-4070

All officers and directors as
a group (9 persons)                                       1,239,233 (7)                               29.3%
----------------------------

*    Less than 1% of the shares outstanding.

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the Rule if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose or direct the disposition of shares.

(2) For the purpose of computing the percentage of ownership of each beneficial owner, any securities which were not outstanding but which were subject to options, warrants, rights, or conversion privileges held by such beneficial owner exercisable within 60 days were deemed to be outstanding in determining the percentage owned by such person but are not deemed outstanding in determining the percentage owned by any other person.

(3) Includes 12,000 shares held by the Company's Money Purchase Pension Plan, of which Mr. Delmar is a trustee. Mr. Delmar disclaims beneficial ownership of such shares. Also includes 85,000 shares that may be acquired by Mr. Delmar within 60 days of the record date upon the exercise of stock options. Does not include 15,000 shares that may be acquired by Mr. Delmar more than 60 days after the record date upon the exercise of stock options, which grants are subject to approval by shareholders as described in Proposal No. 3 below.

(4) Includes 12,000 shares held by the Company's Money Purchase Pension Plan, of which Mr. Thompson is a trustee. Mr. Thompson disclaims beneficial ownership of such shares. Also includes 100,000 shares that may be acquired by Mr. Thompson within 60 days of the record date upon the exercise of stock options. Does not include 250,000 shares that may be acquired by Mr. Thompson more than 60 days after the record date upon the exercise of stock options, which grants are subject to approval by shareholders as described in Proposal No. 3 below.

(5) Includes 18,333 shares that may be acquired by Ms. Grove within 60 days of the record date upon the exercise of stock options. Does not include 21,667 shares that may be acquired by Ms. Grove more than 60 days after the record date upon the exercise of stock options, of which 15,000 shares are subject to approval by shareholders as described in Proposal No. 3 below.

(6) Includes 26,000 shares that may be acquired within 60 days of the record date upon the exercise of stock options that have been granted.

(7) Includes 262,000 shares that may be acquired within 60 days of the record date upon the exercise of stock options. Does not include 320,033 shares that may be acquired more than 60 days after the record date upon the exercise of stock options. Includes 12,000 shares held by the Company's Money Purchase Pension Plan, of which Messrs. Thompson and Delmar are trustees. Messrs. Thompson and Delmar each disclaims beneficial ownership of such shares.

                            MATTERS TO BE ACTED UPON

                              ELECTION OF DIRECTORS
                                (Proposal No. 1)

                  The By-Laws of the Company currently provide that the membership of the Board be divided into three classes. The Board of Directors currently consists of six directors with each class having two directors. The term of only one class of directors expires each year, and their successors are elected for a term of three years and until their successors are duly elected and qualified. Any director elected to fill any vacancy occurring in the Board of Directors, including any vacancy created by an increase in the number of directors, shall hold office for the remainder of the full term of the class of directors in which the new directorship was created or in which the vacancy occurred. There is currently one vacancy on the Board.

                  At the Annual Meeting, two directors will be elected. The nominees, David M. Gische and Richard A. Thompson, currently are serving as directors and have indicated their willingness to continue serving if elected. Two directors were elected in 1995 for three-year terms ending in 1998, and one director was elected in 1994 for a three-year term ending in 1997. The Board is presently searching for a suitable candidate to fill the vacancy on the Board.

                  The following table provides information as to the nominees for director of the Company for terms ending in 1999, and as to directors whose terms in office will continue.

                                                            Expiration
Name                               Age                       of Term

Nominee

David M. Gische   46               1999
Richard A. Thompson                  49                        1999

Continuing Directors

J. Graham Hartwell                   65                        1998
Joe J. Lynn                          64                        1998
Robert E. Gray, Jr.                  54                        1997


                  David M. Gische has been a director of the Company since April 1985. Mr. Gische, an attorney, has been associated with the law firm of Ross, Dixon & Masback in Washington, D.C. since November 1983. From September 1978 until November 1983, Mr. Gische was associated with the Washington, D.C. law firm of Hogan & Hartson LLP, counsel to the Company.

                  Richard A. Thompson has been President and Chief Operating Officer of the Company since June 1992 and was elected a director of the Company in September 1992. Prior to joining Microlog Corporation, Mr. Thompson was President and a director of General Kinetics, Inc., a diversified manufacturing company from October 1989 to December 1991. Other positions he has held have been as President of Thompson Associates, a management consulting firm from 1988 to 1989 and as Marketing Manager with General Electric Company from 1985 to 1988. Mr.
Thompson is also a Captain in the U. S. Naval Reserve.

                   J. Graham Hartwell has been Chairman of the Board since March 1986 and a director of the Company since 1969. He was President of the Company from its organization in 1969 until October 1989. In October 1989, Mr. Hartwell became Chief Executive Officer of the Company and served in that capacity until his retirement on April 30, 1991.

                  Joe J. Lynn became Chief Executive Officer of the Company on May 1, 1991. He served as President of the Company from October 1989 to June 1992. Before this, Mr. Lynn was Executive Vice President of the Company and served as President of the Company's subsidiary, Microlog Corporation of Maryland. He has been a director of the Company since its formation in 1969. From 1966 until 1970, Mr. Lynn was employed as a manager with DBA Systems, Inc. Prior thereto, from 1961 to 1966, he served as a manager at the Kennedy Space Flight Center for RCA, which is presently a subsidiary of General Electric Company.

                  Robert E. Gray, Jr. has been a director of the Company since 1977. He is currently Senior Vice President of Prosperity Bank and Trust, in Springfield, Virginia. He was employed by Hallmark Bank & Trust Co. from 1985 to 1992 - as Director and Executive Vice President from 1989 to 1992, and prior thereto as Senior Vice President and Chief Lending Officer. From 1992 to 1993, he served as Senior Vice President of Suburban Bank of Virginia, NA in McLean, Virginia.

                  During fiscal year 1995, there were 6 meetings (including regularly scheduled and special meetings) of the Board of Directors. All directors attended more than 75% of such meetings.

                  The Board has an Audit Committee, a Management Compensation Committee, and a Stock Option Committee, but does not have a nominating committee. The Audit, Management Compensation, and Stock Option Committees each consists of Messrs. Gische and Gray.

                  The Audit Committee is primarily responsible for approving the services performed by the Company's independent accountants. The Audit Committee met 1 time during fiscal year 1995. All members of the Audit Committee attended this meeting.

                  The function of the Management Compensation Committee is to make recommendations to the Board of Directors with respect to the compensation of certain officers and employees, including the executive officers. The Management Compensation Committee met 1 time during fiscal year 1995. Each member of the Management Compensation Committee attended this meeting.

                  The function of the Stock Option Committee is to make recommendations to the Board of Directors with respect to the grant of stock options to officers and employees. The Stock Option Committee met 5 times during fiscal year 1995. Each member of the Stock Option Committee attended these meetings.

                                   MANAGEMENT

                  The executive officers of the Company, and their respective ages as of January 19, 1996, are as follows:

Name                         Age         Offices and Positions Held

Joe J. Lynn                  64          Chief Executive Officer and Director

Richard A. Thompson          49          President, Chief Operating Officer and
                                           Director

Steven R. Delmar             39          Executive Vice President and Chief
                                           Financial Officer

Deborah M. Grove             43          President of subsidiary, Old Dominion
                                           Systems Incorporated of Maryland

                  Steven R. Delmar has been Executive Vice President of the Company since October 1989 and was President of Microlog Corporation of Maryland, a wholly-owned subsidiary of the Company, from May 1991 to July 1992. Mr. Delmar was Microlog's Chief Financial Officer from January 1987 to May 1991. He served as Chief Operating Officer of Microlog (rather than Chief Financial Officer) from May 1991 until July 1992, and following the hiring of Mr. Thompson as President and Chief Operating Officer, Mr. Delmar resumed his position as Chief Financial Officer. He was Vice President of the Company from January 1987 to October 1989. Since 1979, Mr. Delmar has held various offices with the
Company and its subsidiaries, including Assistant Comptroller, Comptroller, General Manager and Vice President. A certified public accountant, Mr. Delmar held accounting positions with Bechtel Power Corporation, a commercial construction firm, and the Veterans Administration prior to his employment with Microlog.

                  Deborah M. Grove became President of Old Dominion Systems Incorporated of Maryland, a wholly-owned subsidiary of the Company, in May 1991. From 1983 until May 1991, Ms. Grove was Vice President of Old Dominion Systems Incorporated of Maryland and from 1985 until May 1991, Vice President of Old Dominion Services, Inc. Ms. Grove holds a Master of Science degree in Business and Finance and a Bachelor of Science degree in Business Administration.


                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

                  The following table shows, for the fiscal years ending October 31, 1993, 1994, and 1995, the salary, bonus and certain other forms of compensation paid or accrued for those years by the Company and its subsidiaries to the Chief Executive Officer and each of the three other executive officers whose salary and bonus compensation exceeded $100,000 in fiscal 1995 ("named executive officers").

                                            SUMMARY COMPENSATION TABLE


                           Annual Compensation                                    Long Term Compensation
--------------------------------------------------------------------------- -----------------------------------
--------------------------------------------------------------------------- ---------------------- ------------ -----------
                                                                                   Awards            Payouts
                                                                  Other
                                                                 Annual     Restricted                          All Other
                                                               Compen-sationStock        Options/SALTIP         Compen-sation
    Name and Principal      Fiscal        Salary     Bonus       ($)(b)     Award(s)     (#)       Payouts ($)    ($)(c)
                                          -------                ------                  ---               ---    ------
         Position              Year       ($)(a)       ($)                   ($)
         --------              ----       ------       ---                   ---
Joe J. Lynn                    1995       169,919    50,000       7,715                                          10,851
Chief Executive Officer        1994       169,207                 4,513                                          12,027
                               1993       162,344    35,500         682                                           4,904


Richard A. Thompson            1995       160,000    90,000       4,622                   100,000                12,125
President and Chief            1994       157,453                 5,947                                          12,500
Operating Officer              1993       144,997    34,776       5,552                                           3,867


Steven R. Delmar               1995       130,000    40,000       3,980                    15,000                10,255
Executive Vice President       1994       129,163                 3,873                                          11,164
and Chief Financial            1993       126,025    29,000       1,669                                           4,688
Officer


Deborah M. Grove               1995       110,000    40,000      10,039                    15,000                 8,784
President of subsidiary,       1994       106,386                 9,498                                           8,520
Old Dominion Systems           1993        95,969    16,000       7,464                                           7,462
Incorporated of Maryland
--------------------------- ----------- ------------ --------- ------------ ------------ --------- ------------ -----------

(a)  Includes deferred compensation
     For fiscal 1995, 1994, and 1993 Mr. Lynn's deferred compensation included in his salary was $4,919, $151, and $11,853 respectively. For fiscal 1995, 1994, and 1993 Mr. Delmar's deferred compensation included in his salary was $0, $149, and $1,017, respectively. For fiscal 1995, 1994, and 1993 Mrs. Grove's deferred compensation included in her salary was $0, $124, and $847, respectively.
(b) Other annual compensation consists of reimbursements under the Company's Executive Medical Reimbursement Plan and paid personal leave.
(c) All other compensation consists of 401k matching contributions and pension plan contributions. For fiscal 1995 Mr. Lynn's 401k matching and pension contributions were $1,851 and $9,000, respectively. For fiscal 1995 Mr. Thompson's 401k matching and pension contributions were $3,200 and $9,000, respectively. For fiscal 1995 Mr. Delmar's 401k matching and pension contributions were $2,275 and $7,980, respectively. For fiscal 1995 Mrs. Grove's 401k matching and pension contributions were $1,798 and $6,986, respectively.

Stock Options

                  The following table contains information with respect to grants of stock options to each of the named executive officers during the fiscal year ended October 31, 1995. All such grants were made under the prior stock option plan or the new Stock Option Plan (subject to shareholder approval).

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential
                                                                                             Realizable Value at
                                                                                             Assumed Annual Rates
                                                    Individual Grants                        Rates of Stock Price
                                                                                               Appreciation for
                                                  % of Total                                    Option Term (a)
                               Number of        Options Granted    Exercise    Expiration
                             Options Granted     to Employees    Price ($/sh)     Date        5% ($)      10% ($)
                             ---------------     ------------    ------------     ----    -----------     -------
Richard A. Thompson (b)           100,000             17.0%          $4.375    9/28/05       275,500     697,500

Steven R. Delmar (c)               15,000              2.6%          $4.375    9/28/05       41,325     104,625

Deborah M. Grove (c)               15,000              2.6%          $4.375    9/28/05       41,325     104,625
                                   10,000              1.7%          $1.000   12/20/04       61,300     103,500
--------------------

(a) Share prices for Mr. Thompson assuming a 5% and 10% annual appreciation at the end of the term of his option are $7.13 and $11.35, respectively; shares prices for Mr. Delmar assuming a 5% and 10% annual appreciation at the end of the term of his option are $7.13 and $11.35, respectively; and shares prices for Ms. Grove assuming a 5% and 10% annual appreciation at the end of the term of her option are $7.13 and $11.35, respectively.

(b) These options vest over a three-year period with 33.3% vesting at the end of each year.

(c) These options vest at the end of a five year period. The achievement of specific objectives could accelerate the vesting to one year.

                  The  following  table  provides  information   concerning  the
exercise of stock options by the named executive officers during fiscal 1995.

                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL
                                          YEAR, AND FY-END OPTION VALUES

                                                                     Number of Securities    Value of Unexercised In-the
                                                                    Underlying Unexercised     Money Options at FY-End
                                                                     Options at FY End (#)              ($)(a)
                              Shares Acquired on        Value            Exercisable/                Exercisable/
           NAME                  Exercise (#)        Realized ($)        Unexercisable              Unexercisable
           ----                  ------------        ------------        -------------              -------------
Richard A. Thompson                   --                  --             100,000/100,000               425,000/425,000
Deborah M. Grove                      --                  --               18,333/21,667                 77,915/92,085
Steven R. Delmar                      --                  --               75,000/25,000               318,750/106,250
----------------------------

(a)  Calculations based on closing price of stock of $4.25 on October 31, 1995.

Employment, Deferred Compensation, and Consulting Agreements

                  The Company is a party to employment agreements with Messrs. Lynn and Delmar, which provide for employment of these officers through December 31, 1996. The annual salaries of these individuals under the employment agreements are subject to increase each year as determined by the Board of Directors, and each individual is entitled to receive discretionary bonuses as determined by the Board. On December 26, 1995, the Board of Directors set salaries, to become effective as of November 1, 1995, under these agreements (exclusive of deferred compensation) for Messrs. Lynn and Delmar of $170,000 and $135,000, respectively, which represent 3% and 4% increases from the prior year. The employment contracts entitle the two individuals to certain fringe benefits, including insurance coverage and various executive perquisites. Upon termination of employment without cause, each individual will be entitled to receive a lump sum cash payment equal to the individual's then current salary calculated for the remaining period of the agreement (without any present value discount). In the event of a change in control of the Company (as defined in the agreement) and subsequent termination of the individual's employment, voluntarily or involuntarily, within two years, the individual will be entitled to receive a lump sum payment equal to approximately three times his average annual salary during the five most recent fiscal years of the Company. It currently is estimated that the amount payable to Messrs. Lynn and Delmar in the event of their termination following a change in control of the Company would be $474,000 and $381,000, respectively. Further, under the agreements, each individual has agreed that for a period of one year after termination of employment other than a termination by the Company without cause, he will not, among other things, compete with the Company, solicit employees to leave the Company, or solicit customers to reduce their level of business with the Company.

                  The Company is a party to an employment agreement with Mr. Thompson. The agreement provides for employment of Mr. Thompson through December 31, 1998. Mr. Thompson's annual salary under his employment agreement is subject to increase and discretionary bonuses each year as determined by the Board of Directors. On December 20, 1995, the Board of Directors set a salary to become effective as of November 1, 1995 under this agreement for Mr. Thompson of $165,000, which represents a 3% increase from the prior year. The employment contract entitles Mr. Thompson to certain fringe benefits, including insurance coverage and various executive perquisites. Upon termination of employment without cause, the existing base salary, plus all benefits, will be paid in monthly installments for twelve months. In the event of his termination without cause, Mr. Thompson would receive approximately $206,250. The employment agreement also entitles Mr. Thompson to continue to serve as a director of the Company for so long as he continues to be an officer of the Company.

                  The Company is a party to a noncontributory deferred compensation agreement with Mr. Lynn under which the Company is obligated to make payments to Mr. Lynn (or his beneficiaries) over the ten-year period subsequent to his retirement (on or after age 65), permanent disability, or death. The aggregate amount owed to Mr. Lynn under this agreement is payable either in equal monthly installments over the ten-year period or in an appropriately discounted single sum payment (at the election of Mr. Lynn). This amount is determined by multiplying $2,500 by the number of months of employment during the period April 1, 1988 to January 1, 1995 and adding an initial contribution of $10,000. During the fiscal year ended October 31, 1995, the Company accrued $-0- in deferred compensation and interest for Mr. Lynn under this contract.

                  The Company is a party to a consulting and noncompetition agreement with Mr. Hartwell, who retired from his position as Chief Executive Officer of the Company effective April 30, 1991. Mr. Hartwell continues to serve as a director of the Company. The agreement provides for the consulting services of Mr. Hartwell through May 1, 1996, with an annual consulting fee payment of $80,000. In addition, the agreement provides Mr. Hartwell with medical insurance coverage.

Management Compensation Committee Report on Executive Compensation

                  Decisions on compensation of the Company's executives generally are made by the two-member Management Compensation Committee of the Board. Each member of the Management Compensation Committee is a non-employee director. All decisions by the Management Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the full Board. Set forth below is a report submitted by the Management Compensation Committee addressing the Company's compensation policies for fiscal 1995 as they affected the Company's executive officers, including the Chief Executive Officer and the named executive officers.

Compensation   Policies  for  Executive   Officers.   The  Company's   executive
compensation policies are designed to provide competitive levels of compensation, assist the Company in attracting and retaining qualified executives, reward superior corporate performance, and recognize individual initiative and achievement. Measurement of corporate performance is primarily based upon Company goals and industry performance levels. The Company considers compensation paid to its executive officers to be deductible for purposes of
Section  162(m) of the Internal  Revenue  Code.  Target  levels of the executive officers'  overall  compensation  are  intended  to  be  consistent  with  other executives in the Company's industry, including members of its peer group, taking into account the size and financial results of these respective companies. The Management Compensation Committee believes that stock ownership by management and stock-based performance compensation arrangements are beneficial in aligning management's and shareholders' interests in the enhancement of shareholder value.

Relationship of Performance to Executive Compensation. Compensation paid to the Company's executive officers in fiscal 1995, which related to the performance of the Company, consisted of the following components: base salary, cash bonuses, grants of stock options under stock option plans, and executive perquisites.

                  Base Salary. The Management Compensation Committee reviews executive base salaries on a regular basis. In view of the Company's improved financial performance during fiscal 1995 and the lack of any salary increases during four of the prior five years, base salaries were increased $5,000 per officer for fiscal 1996.

                  Cash Bonuses. The Management Compensation Committee also determines, generally on an annual basis, whether to award bonuses to executive officers based upon their individual performance or on the performance of the Company as a whole. In prior years, the Board, at the recommendation of the Management Compensation Committee, has adopted specific incentive compensation arrangements for executive officers which consist of cash bonuses payable if the Company achieved certain pre-tax (and pre-bonus) profit and sales goals. The Company utilizes an executive bonus plan under which a pool of funds, determined by formula, are set aside for selected executives. The amount of funds set aside for the bonus pool is based on the Company's sales and pre-tax income. A new Executive Bonus Plan with new performance goals was adopted for fiscal 1996. Bonuses of $244,000 were paid for fiscal 1995 under the Executive Bonus Plan in effect for fiscal 1995.

                  Stock Options. The Company provided a long-term incentive through a stock option plan which was adopted in 1986, and intends to continue this incentive through a new stock option plan adopted in 1995, subject to shareholder approval. The stock option plans were and are intended to foster management team cohesion and align management and shareholder interests. Key employees, including executive officers, were and are eligible for grants under the stock option plans. The stock option plans were and are administered by the Stock Option Committee, which consists exclusively of non-employee directors. Awards are intended to provide incentives for executive officers to enhance long-term corporate performance, as reflected in stock price, thereby increasing shareholder value, and to provide non-cash compensation to such officers as part of their overall compensation package. The Company believes that the stock option plans encourage superior performance that can result in significantly enhanced shareholder value. The option price of shares granted under the stock option plans may be less than the fair market value of the shares underlying the option on the date of grant, but such options generally have been granted at fair market value. Options granted under the stock option plans generally terminate automatically upon termination of employment or service with the Company, except in cases of disability or death.

                  In September 1995, Mr. Thompson was awarded options to purchase 100,000 shares (as was the case in Mr. Thompson's prior contract). As part of his new three year employment contract, based upon the Board's view that Mr. Thompson's continued performance as President and Chief Operating Officer is very important to the Company, particularly as Mr. Lynn, the Chief Executive Officer, approaches retirement age, the Board recommended (and the Stock Option Committee of the Board granted) additional options for Mr. Thompson to purchase 150,000 shares of Common Stock, vesting in ten years ending in December 2005. The additional options contain an accelerated vesting provision based upon the trading price of the Company's Common Stock in June of each of 1996 ($3.50), 1997 ($5.00), and 1998 ($10.00). The Company's Common Stock was trading at a price of less than $3.00 when these price targets were initially agreed upon, and had traded at significantly lower levels in the prior year. Each of the options granted to Mr. Thompson are subject to approval by shareholders of the new stock option plan described in Proposal No. 3 below.

                  With respect to other named executive officers, after considering the numbers of options held by such officers, the Stock Option Committee awarded options to purchase 15,000 shares to each of Mr. Delmar and Ms. Grove, are subject to approval by shareholders of the new stock option plan described in Proposal No. 3 below.

                  Executive Perquisites. In prior years the Company has provided certain perquisites for its executive officers which the Management Compensation Committee has determined are customary for similar companies. With respect to fiscal 1996, the Management Compensation Committee decided to set aside approximately  $115,000  for  executives  and a group  of other  key  employees, collectively, for executive perquisites selected by such employees. The Committee determined that self-selection of perquisites would probably be most efficient for this portion of compensation of the executive and other key employees, taking advantage of available cost savings, tax benefits, and other factors.

                  Other Compensation. In addition to the compensation paid to executive officers as described above, executive officers and other key employees receive benefits under the Company's Medical Reimbursement Plan (along with supplemental health benefits of up to $7,500 per executive), and executive officers receive, along with and on the same terms as other employees, contributions by the Company pursuant to the Company's Pension Plan and matching contributions under the Company's Pre-Tax Savings Plan (401k).

                  CEO Compensation. In setting the Chief Executive Officer's salary and incentive compensation for fiscal 1996, the Management Compensation Committee reviewed the Company's fiscal 1995 financial performance in revenues, expenses and pre-tax net income. Based upon its review at the outset of fiscal 1996, the Committee approved a modest increase in Mr. Lynn's salary for fiscal 1996 of $5,000. The Committee believes that any significant increase in Mr. Lynn's compensation for 1996 will come from the executive bonus plan, which is based on achieving the Company's revenue and net income targets, and that Mr. Lynn has substantial motivation to increase the value of the Company's Common Stock due to the large number of shares that he holds. The Committee believes a significant performance-based component of total compensation serves the interests of shareholders by directly linking management compensation with corporate performance.

                    Management Compensation Committee Report
       Submitted by the Members of the Management Compensation Committee:

                                                  David M. Gische
                                                  Robert E. Gray, Jr.

Compensation Committee Interlocks and Insider Participation

                  None.

Comparative Company Performance

                  The following line graph compares cumulative total shareholder return for the Company with a performance indicator of the NASDAQ stock market, and a peer group index over the last five fiscal years. The peer group consists of Active Voice, Boston Technology, Brite Voice Systems, Centigram
Communications Inc., Cognitronics, Comverse Technology, Davox Corp., Digital Sound, Intervoice Inc., Octel Communications, CP., Perception Inc., Syntellect, Inc.


[GRAPHIC OMITTED]

Compensation of Directors

                  Compensation of Mr. Gische and Mr. Gray, through fiscal 1995, consisted of $500 per meeting with a maximum of $5,000 per year for each such director. Effective December 20, 1995, the per meeting fee was increased to $1,000 per meeting with a maximum of $10,000 per year for each director. Employee directors are not paid for attending meetings of the Board of Directors.

                  The Company has a non-employee director stock option plan (the "Non-Employee Director Plan"), which was approved by the shareholders, pursuant to which 75,000 shares of Common Stock have been reserved for issuance to non-employee directors of the Company upon exercise of options granted under the Non-Employee Director Plan. The Company believes that options issued under the Non-Employee Director Plan create an incentive for non-employee directors to expend maximum effort for the growth and success of the Company. Options for 1,000 shares of Common Stock were granted during fiscal 1995 to each of Messrs. Gische and Gray under the Non-Employee Director Plan. The option price of all options granted under the Non-Employee Director Plan equal the fair market value of the shares underlying the option on the date of grant. Options granted under the Non-Employee Director Plan expire if not exercised within ten years from the date of the grant of the option. The terms of the Non-Employee Director Plan and options to be granted thereunder is proposed to be amended, as described in Proposal No. 4 below.

Section 16(a) Disclosure

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5's, other than two Form 5's which were filed late for two Directors, were required for those persons, the Company believes that, during fiscal 1995, all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.






             RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS

                                (Proposal No. 2)

                  The Board of Directors has appointed the firm of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 1996, subject to ratification of such appointment by the shareholders. The appointment of this firm was recommended to the Board of Directors by its Audit Committee. Price Waterhouse LLP has been acting as independent accountants of the Company since 1979.

                  The submission of this matter to shareholders at the Annual Meeting is not required by law or by the By-Laws of the Company. Nevertheless, the Board of Directors of the Company is submitting it to the shareholders to ascertain their views. If this appointment is not ratified by the holders of at least a majority of the shares of Common Stock of the Company at the Annual Meeting, the Board of Directors intends to reconsider its appointment of Price Waterhouse LLP as independent accountants of the Company.

                  Representatives of Price Waterhouse LLP will be present at the Annual Meeting and will be available to respond to questions or make a statement, if they so desire.

                              NEW STOCK OPTION PLAN

                                (Proposal No. 3)

                  On September 28, 1995 and December 20, 1995, the Board of Directors, subject to shareholder approval, adopted the Microlog 1995 Stock Option Plan (the "New Stock Option Plan") with 1,000,000 shares of Common Stock of the Company reserved for issuance upon the exercise of options granted thereunder. Based upon the closing price of the Company's Common Stock on January 19, 1996, the aggregate market value of the total number of shares of Common Stock underlying the stock options available for grant, including the shares reserved for issuance that are subject to shareholder approval, is $2,315,160.75.

                  The principal provisions of the New Stock Option Plan are summarized below. Such summary does not, however, purport to be complete and is qualified in its entirety by the terms of the New Stock Option Plan, the entire text of which is attached hereto as Exhibit 1 and incorporated herein by reference.

Reason for Adoption of the New Stock Option Plan

                  Approval of adoption of the New Stock Option Plan is being sought primarily because the prior stock option plan expires by its terms in April 1996 and no new options may be granted thereunder after such date. In addition, no shares of authorized but unissued Common Stock remain available for future grant under the terms of the prior stock option plan. With the recent streamlining of personnel and in light of the Company's current cash resources, the Company intends to continue to rely heavily on stock options to encourage the continued employment of key personnel and to provide an important incentive for superior performance. The Board of Directors believes that adoption of the New Stock Option Plan with 1,000,000 shares available for grant thereunder is appropriate at this time in order to assure that a meaningful number of stock options will be available for grant to employees of the Company and its subsidiaries.

Description of the New Stock Option Plan

                  The New Stock Option Plan was adopted by the Board of Directors in September 1995 and amended on December 20, 1995, subject to shareholder approval. Under the terms of the New Stock Option Plan, 1,000,000 shares of Common Stock of the Company will be reserved for issuance to employees of the Company and its subsidiaries upon exercise of options granted under the New Stock Option Plan. The Stock Option Committee, consisting of two directors of the Company, Messrs. Gische and Gray (neither of whom is an officer or salaried employee of the Company), has authority to administer the New Stock Option Plan and grant options thereunder.

                  Incentive stock options may be granted under the New Stock Option Plan from time to time to any full-time employee of the Company or any of its subsidiaries, including employees who are officers of the Company and its subsidiaries (approximately 240 in number as of January 19, 1996). The maximum number of shares of Common Stock subject to options that may be granted under the New Stock Option Plan to any executive officer or other employee is 500,000 shares. Non-employee directors are not eligible to receive options under the New Stock Option Plan. No option may be granted under the New Stock Option Plan after the tenth anniversary of the effective date of the New Stock Option Plan, September 28, 2005.

                  Under the New Stock Option Plan, the option price of incentive stock options may not be less than the fair market value of the shares underlying the option on the date the option is granted (or less than 110% of the fair market value in the case of a person who owns more than 10% of the Company's Common Stock). The option price of nonqualified options may not be less than the par value of the shares underlying the option. The aggregate fair market value of Common Stock (determined at the time the option is granted), with respect to which incentive stock options granted under the New Stock Option Plan (and all other benefit plans of the Company) are exercisable for the first time by any employee during any calendar year, may not exceed $100,000. Payment for shares purchased under the New Stock Option Plan may be made either in cash or cash equivalents, in shares of Common Stock with a fair market value equal to the option price, or a combination of cash and shares of Common Stock. The New Stock Option Plan also allows for "cashless exercise," in which a licensed broker tenders to the Company cash equal to the exercise price (plus taxes required to be withheld) at the time the Company issues the stock certificates.

                  Options granted under the New Stock Option Plan generally are not transferable during the lifetime of the employee and Common Stock acquired prior to six months after the grant of any option may not be transferred.

                  Options granted under the New Stock Option Plan are expected to expire if not exercised within ten years from the date of grant and will terminate automatically upon an optionee's termination of employment or service with the Company (or three months thereafter, in the case of normal retirement in accordance with Company policy) unless otherwise provided in the option agreement pertaining to such option. If any optionee dies while in the employ or service of the Company or a subsidiary, his or her options, whether or not then exercisable, may be exercised by his or her estate or by a person who acquires the right to exercise such option by bequest or inheritance, within one year after the date of such death (but not later than the date the option would otherwise expire), unless otherwise provided in the option agreement. If an optionee's service or employment with the Company or a subsidiary is terminated by reason of permanent and total disability, his or her options, whether or not then exercisable, may be exercised within one year after such termination of service or employment (but not later than the date on which the option would otherwise expire), unless otherwise provided in the option agreement. In the event of a change in control of the Company (as defined in the New Stock Option
Plan), all outstanding options generally would immediately become exercisable.

                  The New Stock Option Plan is intended to qualify for the exemption provided by Rule 16b-3 under the Securities Exchange Act. To the extent any provision does not comply with the requirements of Rule 16b-3, it shall be deemed inoperative to the extent permitted by law and deemed advisable by the Board.

                  If the  outstanding  shares of Common  Stock are  increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in Common Stock, or other increase or decrease in the outstanding shares of Common Stock effected without receipt of consideration by the Company, occurring after the effective date of the New Stock Option Plan, the number and kinds of shares for the purchase of which options may be granted under the New Stock Option Plan will be adjusted proportionately and accordingly by the Company. In addition, the number and kind of shares for which options are outstanding will be adjusted proportionately and accordingly so that the proportionate interest of the holder of the option immediately following such event will, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding options will not change the aggregate option price payable with respect to shares subject to the unexercised portion of the option outstanding, but will include a corresponding proportionate adjustment in the option price per share.

                  Upon dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation or other business combination of the Company with one or more other entities in which the Company is not the surviving entity, or upon the sale of all or substantially all of the assets of the Company to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving corporation) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of stock of the Company, the New Stock Option Plan and all options outstanding thereunder will terminate, except to the extent a provision is made in connection with such transaction for the continuation of the New Stock Option Plan and/or the assumption of the options or for the substitution for such options of new options covering the stock of a successor employer corporation, or parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and the per option exercise prices, in which event the New Stock Option Plan and options theretofore granted will continue in the manner and under the terms so provided. In the event of such termination, all outstanding options will be exercisable in full during such period immediately prior to the occurrence of such termination as the Board of Directors, in its sole discretion, may determine and designate whether or not such options are exercisable during such period.

                  Subject to the foregoing, if the Company is the surviving corporation in any reorganization, merger, or consolidation of the Company with one or more corporations, any option granted pursuant to the New Stock Option Plan will pertain to and apply to the securities to which a holder of the number of shares of Common Stock subject to such option would have been entitled immediately following such reorganization, merger, or consolidation, with a corresponding proportionate adjustment of the per share option exercise price so that the aggregate option exercise price thereafter will be the same as the aggregate option exercise price of the shares remaining subject to the option immediately prior to such reorganization, merger, or consolidation.

                  The Board of Directors of the Company may, at any time and from time to time, amend, suspend or terminate the New Stock Option Plan as to shares of Common Stock as to which options have not been granted. However, the Board of Directors may not amend the New Stock Option Plan, except subject to the approval of the Company's shareholders, if such amendment would (1) materially increase the benefits accruing to eligible individuals under the New Stock Option Plan; (2) change the requirements as to eligibility to receive options under the New Stock Option Plan; or (3) increase the maximum number of shares that may be sold pursuant to options granted under the New Stock Option Plan, other than adjustments upon changes in capitalization.

                  Unless previously terminated, the New Stock Option Plan will terminate automatically on September 28, 2005, the tenth anniversary of the effective date of the New Stock Option Plan. No termination, suspension or amendment of the New Stock Option Plan may adversely affect the rights of the holder of an option without such holder's consent.

Federal Income Tax Consequences

                  The grant of an incentive stock option will not be a taxable event for the optionee or the Company. Generally, the grant of a nonqualified option should not be a taxable event for the optionee or the Company provided that, if the per-share exercise price of the option is less than the market value of a share of the Company Common Stock on the date of grant, there is a substantial risk, on the basis of all the facts and circumstances, that the value of the Company stock could be less than the option price during the term of the option.

                  With respect to "incentive stock options", an optionee will not recognize taxable income upon the grant or exercise of an incentive option, and any gain realized upon a disposition of shares acquired pursuant to exercise of an incentive option will be taxed as long-term capital gain, if the optionee holds the shares for at least two years after the date the incentive option was granted and for at least one year after the date the option was exercised. However, the excess of the fair market value of the Common Stock subject to an incentive option on the date of exercise (or, in some cases, on the date of expiration of certain securities laws restrictions as to the disposition of the shares unless the optionee files a special tax election within 30 days after exercise) over the option exercise price will be includable in alternative minimum taxable income in the year of exercise (or the year in which such restrictions expire) for purposes of the alternative minimum tax. This excess increases the optionee's basis in the stock for purposes of the alternative minimum tax but not for purposes of the regular income tax. An optionee may be entitled to a credit against regular tax liability in future years for minimum taxes paid with respect to the exercise of incentive options. The Company and its subsidiaries will not be entitled to any business expense deduction with respect to the grant or exercise of an incentive option, except as discussed below.

                  For the exercise of an incentive option to qualify for favorable tax treatment, the optionee generally must be an employee of the Company or a subsidiary from the date the option is granted through a date within three months before the date of exercise. In the case of an optionee who is disabled, within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986, as amended, (the "Code")(or the corresponding provision of any subsequently enacted tax statute), the three-month period for exercise following termination of employment is extended to one year. In the case of an employee who dies, the time for exercising incentive options after termination of employment and the holding period for stock received pursuant to the exercise of the option are waived. The New Stock Option Plan generally requires, however, that incentive options be exercised within one year following the date of death of an employee, but not later than the time the option would expire by its terms.

                  If all of the requirements for incentive option treatment are met except for the special holding period rules set forth above, the optionee will recognize ordinary income upon the disposition of the stock, generally in an amount equal to the excess of the fair market value of the stock at the time the incentive option was exercised over the option exercise price. The balance of the realized gain, if any, will be long-or short-term capital gain, depending upon whether the stock was sold more than one year after the incentive option was exercised. If the optionee sells the stock prior to satisfaction of the holding period rules but at a price below the fair market value of the stock at the time the incentive option was exercised, the amount of ordinary income will be limited to the excess of the amount realized on the sale over the option exercise price. If the optionee sells the stock prior to satisfaction of the holding period rules, the Company will be allowed a business expense deduction to the extent it complies with applicable reporting requirements and the optionee recognizes ordinary income.

                  The New Stock Option Plan provides that optionees may exercise an incentive option by tendering shares of Common Stock with a fair market value equal to part or all of the option exercise price. An exchange of common shares for common shares of the same corporation is ordinarily a nontaxable exchange, and the tax basis of the shares exchanged is treated as the substituted basis for the shares received. The shares tendered would be treated as exchanged for an equivalent number of option shares, which would take the tax basis of the tendered shares, and the additional option shares would have a zero basis. These rules would apply to use of shares of Common Stock to exercise an incentive option unless the shares used to effect the exchange have been received pursuant to exercise of an incentive option or another statutory option and the requisite holding period requirements have not been met, in which case the tender of such shares would be a taxable transaction (with the excess of the fair market value of the shares tendered over the optionee's basis in those shares being taxable gain).

                  Upon exercise of a nonqualified option, however, the optionee will recognize ordinary income in an amount equal to the difference between the option exercise price and the fair market value of the Common Stock on the date of exercise (or, if the optionee is subject to certain restrictions imposed by the securities laws, upon the lapse of those restrictions, unless the optionee makes a special tax election within 30 days after exercise). If the Company complies with the applicable reporting requirements, it will be entitled to a business expense deduction in the same amount and at the same time as the optionee recognizes ordinary income. Upon a subsequent sale or exchange of shares acquired pursuant to the exercise of a nonqualified option, the optionee will have taxable gain or loss, measured by the difference between the amount realized on the disposition and the tax basis of the shares (generally, the amount paid for the shares plus the amount treated as ordinary income at the time the option was exercised). Provided that the shares have been held for more than one year, such gain or loss would constitute long-term capital gain or loss.

                  If an optionee surrenders shares of Common Stock in payment of part or all of the exercise price of a nonqualified option, no gain or loss will be recognized with respect to the shares surrendered, and the optionee will be treated as receiving an equivalent number of shares pursuant to the exercise of the option in a nontaxable exchange. The basis of the shares surrendered will be treated as the substituted tax basis for an equivalent number of option shares received. However, the fair market value of any shares received in excess of the number of shares surrendered (i.e., the difference between the aggregate option exercise price and the aggregate fair market value of the shares received pursuant to exercise of the option) will be taxed as ordinary income. The optionee's basis of such additional shares is equal to the amount included in the optionee's income.

                  Under current federal income tax law, the highest tax rate on ordinary income is 39.6% and long-term capital gains are subject to a maximum tax rate of 28%. Because of certain provisions in the law relating to the "phase out" of personal exemptions and certain limitations on itemized deductions, the federal income tax consequences to a particular taxpayer of receiving additional amounts of ordinary income or capital gain may be greater than would be indicated by application of the foregoing tax rates to the additional amount of income or gain.

Recommendation of the Board of Directors

                  Approval of the New Stock Option Plan requires the affirmative vote of the holders of a majority of the shares of Common Stock of the Company present, or represented by proxy, and entitled to vote thereon at the Annual Meeting. The Board of Directors recommends that shareholders vote FOR approval of the New Stock Option Plan.

              AMENDMENT TO NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

                                (Proposal No. 4)

                  On December 20, 1995, the Board of Directors, subject to shareholder approval, approved an amendment to the Non-Employee Director Stock Option Plan (i) to increase from 75,000 to 125,000 the number of shares of Common Stock of the Company reserved for issuance upon the exercise of options granted under the Non-Employee Director Stock Option Plan, (ii) to provide for annual grants of an option to purchase 3,000 shares (rather than 1,000 shares) of the Company's common stock to each non-employee director of the Company, and provide that such grants will occur in December (rather than March) of each fiscal year, and (iii) to extend the term of the plan to April 30, 2001. On January 19, 1996, the Board further amended the Non-Employee Director Stock Option Plan to provide for the exercise of options by the surrender of shares held by the optionee or by "cashless" exercise through a broker and to make a variety of minor changes to conform certain provisions of the Non-Employee Director Plan to those of the New Stock Option Plan. Based upon the closing price of the Company's Common Stock on January 19, 1996, the aggregate market value of the total number of shares of Common Stock underlying the stock options available for grant, including the shares that were added to the plan subject to shareholder approval, is $73,500.

                  The principal provisions of the Non-Employee Director Stock Option Plan are summarized below. Such summary does not, however, purport to be complete and is qualified in its entirety by the terms of the Non-Employee Director Stock Option Plan, the entire text of which, as amended and restated, is attached as Exhibit 2 and incorporated herein by reference.

Reasons for Amendment of the Stock Option Plan

                  The Non-Employee Director Stock Option Plan is intended to advance the interests of the Company by providing each member serving on the Board of Directors of the Company who is not an officer or other salaried employee of the Company or any subsidiary (a "Non-Employee Director") with an opportunity to acquire or increase a proprietary interest in the Company. The Board of Directors believes that the opportunity to acquire stock under the Non-Employee Director Stock Option Plan will create another strong incentive for Non-Employee Directors to expend maximum effort for the growth and success of the Company and to remain in the service of the Company. For this reason, the Board of Directors believes that it is appropriate to extend the term of the plan to April 30, 2001, which will result in options being granted to Non-Employee Directors for an additional three years. In addition, the Board of Directors believes that it is appropriate at this time to increase the annual grants of options thereunder to purchase 3,000 shares to each of the Non-Employee Directors. The compensation of the members of the Board of Directors is believed to be at the lower end for public companies, and the Company wishes to increase the level of compensation to retain its existing directors and attract qualified new directors. The use of stock options to increase director compensation helps conserve the Company's cash resources. The increase in the number of shares reserved for grant under the Non-Employee Director Stock Option Plan is being sought to permit the extension of the plan an increase in annual grants to be implemented. Prior to December 20, 1995, 14,000 shares of authorized but unissued Common Stock remained available for future grants under the terms of the Non-Employee Director Stock Option Plan. Finally, the Board believes it is appropriate to permit Non-Employee Directors to exercise options by exchanging shares held by them or by a "cashless" exercise procedure.

Description of the Non-Employee Director Stock Option Plan

                  Under the terms of the Non-Employee Director Stock Option Plan prior to adoption of the amendment, up to 75,000 shares of Common Stock were reserved for issuance under the Non-Employee Director Stock Option Plan. The stock options granted under the Non-Employee Director Stock Option Plan are non-incentive options.

                  Under  the terms of the  Non-Employee  Director  Stock  Option
Plan, each Non-Employee Director serving on the Board of Directors on the effective date of the Non-Employee Director Stock Option Plan (June 10, 1989) was granted an option to purchase 5,000 shares of Common Stock. Each
Non-Employee Director subsequently elected to the Board of Directors was entitled to receive an option to purchase 5,000 shares of Common Stock. In addition, each continuing Non-Employee Director received an automatic grant of a non-incentive stock option to purchase 1,000 shares of Common Stock in March of each year from 1990 through 1995, and a special one-time grant of options to purchase 10,000 shares in December 1992.

                  The option exercise price under the Non-Employee Director Stock Option Plan is equal to one hundred percent (100%) of the fair market value of Common Stock on the date the option is granted. Options granted under the Non-Employee Director Stock Option Plan expire if not exercised within ten
(10) years from the date of grant.

                  Payment for shares purchased under the Non-Employee Director Stock Option Plan, as amended, may be made either in cash or cash equivalents, in shares of Common Stock with a fair market value equal to the option price, or a combination of cash and shares of Common Stock. The Non-Employee Director Stock Option Plan, as amended, also allows for "cashless exercise," in which a licensed broker tenders to the Company cash equal to the exercise price (plus taxes required to be withheld) at the time the Company issues the stock certificates.

                  Options granted under the Non-Employee Director Stock Option Plan continue to be in effect for the remainder of their respective terms notwithstanding termination of any optionee's service with the Company or a subsidiary.

                  If the outstanding shares of Common Stock are increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any recapitalization, reclassification, stock split, combination of shares, exchange of shares, stock dividend or other distribution payable in Common Stock, or other increase or decrease in the outstanding shares of Common Stock, occurring after the effective date of the Non-Employee Director Stock Option Plan, the number and kinds of shares for the purchase of which options may be granted under the Non-Employee Director Stock Option Plan will be adjusted proportionately and accordingly by the Company. In addition, the number and kind of shares for which options are outstanding will be adjusted proportionately and accordingly so that the proportionate interest of the holder of the option immediately following such event will, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding options will not change the aggregate option price payable with respect to shares subject to the unexercised portion of the option outstanding but will include a corresponding proportionate adjustment in the option price per share.

                  Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other corporations in which the Company is not the surviving corporation, or upon a sale of all or substantially all of the assets of the Company to another corporation, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving corporation) approved by the Board which results in any person or entity owing 80 percent or more of the combined voting power of all classes of stock of the Company, the Non-Employee Director Stock Option Plan and all options outstanding hereunder will terminate, except to the extent provision is made in writing in connection with such transaction for the continuation of the Non-Employee Director Stock Option Plan and/or the assumption of the options theretofore granted, or for the substitution for such options of new options covering the stock of a successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Non-Employee Director Stock Option Plan and options theretofore granted will continue in the manner and under the terms so provided.

                  Subject to the foregoing, if the Company is the surviving corporation in any reorganization, merger, or consolidation of the Company with one or more other corporations, any option granted pursuant to the Non-Employee Director Stock Option Plan will pertain to and apply to the securities to which a holder of the number of shares of Common Stock subject to such option would have been entitled immediately following such reorganization, merger, or consolidation, with a corresponding proportionate adjustment of the option price per share so that the aggregate option price thereafter will be the same as the aggregate option price of shares remaining subject to the option immediately prior to such reorganization, merger, or consolidation.

                  The Board of Directors may, at any time and from time to time, amend, suspend or terminate the Non-Employee Director Stock Option Plan as to any shares of Common Stock as to which options have not been granted. However, the Company's shareholders must approve any amendment that would (1) materially change the requirements as to eligibility to receive options under the Non-Employee Director Stock Option Plan; (2) increase the maximum number of shares that may be sold pursuant to options granted under the Non-Employee Director Stock Option Plan, other than adjustments upon changes in capitalization; (3) change the minimum option price, other than adjustments upon changes in capitalization; (4) increase the maximum period during which options may be exercised; (5) extend the term of the Non-Employee Director Stock Option Plan; or (6) materially increase the benefits accruing to eligible individuals under the Non-Employee Director Stock Option Plan.

                  Under the terms of the Non-Employee Director Stock Option Plan prior to adoption of this amendment, the plan will terminate automatically on April 30, 1997, unless previously terminated. No termination, suspension or amendment of the Non-Employee Director Stock Option Plan may, without the consent of the optionee to whom an option has been granted, adversely affect the rights of the holder of the option.

Federal Income Tax Consequences

                  No gain or loss is recognized by the optionee at the time such an option is granted. Upon exercise of an option, the federal income tax consequences will be substantially the same as described above with respect to nonqualified options granted under the New Stock Option Plan.

Option Grants

                  In December 1995, Messrs. Gische and Gray each were given annual grants of options to purchase 3,000 shares of Common Stock, subject to shareholder approval. Each will receive automatic grants of options to purchase 3,000 shares of Common Stock in December of each year through 2001, subject to shareholder approval. If shareholder approval of the amendment of the
Non-Employee Director Stock Option Plan is not approved, they will instead receive annual grants of 1,000 shares in March of 1996 and 1997.

Recommendation of the Board of Directors

                  Approval of the amendment to the Non-Employee Director Stock Option Plan requires the affirmative vote of the holders of a majority of the shares of Common Stock of the Company entitled to vote thereon and who vote in person or by proxy at the Annual Meeting. The Board of Directors recommends that shareholders vote FOR approval of the amendment to the Non-Employee Director Stock Option Plan.

                              SHAREHOLDER PROPOSALS
                                AND OTHER MATTERS


                  Proposals of shareholders intended to be presented at the Company's 1997 Annual Meeting of Shareholders must be received at the Company's principal executive offices not later than October 31, 1996 in order for such proposals to be included in the Company's proxy statement and proxy relating to the 1997 Annual Meeting of Shareholders. Nothing in this paragraph shall be deemed to require the Company to include in the proxy statement and proxy relating to the 1997 Annual Meeting of Shareholders any shareholder proposal that does not meet all of the requirements for such inclusion in effect at that time.

                  The Board of Directors does not intend to present, and has not been informed that any other person intends to present, any matters for action at the Annual Meeting other than those specifically referred to herein. If, however, any other matters should properly come before the Annual Meeting, it is the intention of the person named in the enclosed proxy to vote the shares represented thereby in accordance with the determination of a majority of the Board of Directors.

                  The Board of Directors of the Company urges each shareholder, whether or not he or she intends to be present at the Annual Meeting, to complete, sign and return the enclosed proxy as promptly as possible.

                                         By Order of the Board of  Directors



                                         Joe J. Lynn
                                         Chief Executive Officer

                                                         February         , 1996



Dear Shareholder:

                  You are cordially invited to attend the 1996 Annual Meeting of
Shareholders of Microlog Corporation (the "Company") to be held March 26, 1996, at 10:00 a.m., at the Gaithersburg Marriott Washingtonian Center, 9751 Washingtonian Blvd., Gaithersburg, Maryland, 20878.

                  The Annual Meeting has been called for the following purposes:

                  (1) to elect two directors to serve for a term of three years;

                  (2) to ratify the appointment by the Board of Directors of the firm of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 1996;

                  (3) to consider and vote upon a proposed new Stock Option Plan with 1,000,000 shares of the Company's common stock reserved for issuance upon the exercise of options granted under such new Stock Option Plan;

                  (4) to consider and vote upon proposed amendments to the Company's Non-Employee Director Stock Option Plan which would, among other things, (i) increase from 75,000 to 125,000 the number of shares reserved for issuance upon the exercise of options granted under the Non-Employee Director Stock Option Plan, (ii) provide for annual grants of an option to purchase 3,000 shares (rather than 1,000 shares) of the Company's common stock to each non-employee director of the Company, and provide that such grants will occur in December (rather than March) of each fiscal year, and (iii) extend the term of the plan to April 30, 2001; and

                  (5)      to transact such other  business as may properly come
                           before  the  Annual   Meeting  or  any   adjournments
                           thereof.

The Board of Directors of Microlog Corporation unanimously recommends that you vote "FOR" proposals (1), (2), (3), and (4) to be considered at the Annual Meeting.

                  Your vote is important, regardless of the number of shares you own. On behalf of the Board of Directors, I urge you to vote, sign, date, and return the enclosed proxy card as soon as possible, even if you plan to attend the Annual Meeting. Signing this proxy will not prevent you from voting in person should you be able to attend the meeting. Signing the proxy will assure that your vote is counted if, for any reason, you are unable to attend.

                                                         Sincerely yours,



                                                         Joe J. Lynn
                                                         Chief Executive Officer

                              MICROLOG CORPORATION
                              20270 Goldenrod Lane
                            Germantown, MD 20876-4070
                                 (301) 428-9100

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS;
                            TO BE HELD MARCH 26, 1996

                  NOTICE IS HEREBY GIVEN that the 1996 Annual Meeting of Shareholders of Microlog Corporation (the "Company") will be held on March 26, 1996, at 10:00 a.m., local time, at the Gaithersburg Marriott Washingtonian Center, 9751 Washingtonian Blvd., Gaithersburg, Maryland, 20878, for the following purposes:

                  1. To elect two directors to serve for a term of three years;

                  2. To ratify the appointment by the Board of Directors of the firm of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 1996;

                  3. To consider and vote upon a proposed new Stock Option Plan with 1,000,000 shares of the Company's common stock reserved for issuance upon the exercise of options granted under such new Stock Option Plan;

                  4. to consider and vote upon proposed amendments to the Company's Non-Employee Director Stock Option Plan which would, among other things, (i) increase from 75,000 to 125,000 the number of shares reserved for issuance upon the exercise of options granted under the Non-Employee Director Stock Option Plan, (ii) provide for annual grants of an option to purchase 3,000 shares (rather than 1,000 shares) of the Company's common stock to each non-employee director of the Company, and provide that such grants will occur in December (rather than March) of each fiscal year, and (iii) extend the term of the plan to April 30, 2001; and

                  5.       To transact such other  business as may properly come
                           before  the  Annual   Meeting  or  any   adjournments
                           thereof.

                  Pursuant to the By-Laws of the Company, the Board of Directors has fixed February 2, 1996 as the record date for the Annual Meeting with respect to this solicitation. Only shareholders of record at the close of business on that date will be entitled to notice of and to vote at the Annual Meeting or any adjournments thereof.

                  In the event there are not sufficient votes to approve one or more of the foregoing proposals at the time of the Annual Meeting, the Annual Meeting may be adjourned in order to permit further solicitation of proxies by the Company.

                                             By Order of the Board of Directors


                                             Joe J. Lynn
                                             Chief Executive Officer

Germantown, Maryland
February 20, 1996

PLEASE FILL OUT, DATE AND SIGN THE ENCLOSED PROXY CARD AND RETURN IT IN THE ENCLOSED POSTAGE-PAID ENVELOPE, WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING. YOU MAY, IF YOU WISH, WITHDRAW YOUR PROXY AND VOTE YOUR SHARES PERSONALLY.

                                 REVOCABLE PROXY

                              MICROLOG CORPORATION

       THIS PROXY IS BEING SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS.



                  The undersigned shareholder hereby appoints Joe J. Lynn, Richard A. Thompson, or Steven R. Delmar, or any of them, attorneys and proxies of the undersigned, with full power of substitution and with authority in each of them to act in the absence of the other, to vote and act for the undersigned at the Annual Meeting of Shareholders of the Company to be held at the
Gaithersburg Marriott Washingtonian Center, 9751 Washingtonian Blvd., Gaithersburg, Maryland, 20878, on March 26, 1996 at 10:00 a.m., local time, and at any adjournments thereof, in respect of all shares of the Common Stock of the Company which the undersigned may be entitled to vote, on the following matters:

1.               Election of two directors for a three year term ending in 1999:

                 David M. Gische
                 Richard A. Thompson


                 |_|   FOR  the nominees listed above.

                 |_|   WITHHOLD AUTHORITY to vote for the following nominee(s):

2. Proposal to ratify the appointment of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending October 31, 1996

                 |_|   FOR             |_|   AGAINST              |_|   ABSTAIN

3. The approval of the new Company's Stock Option Plan with 1,000,000 the number of shares of the Company's Common Stock reserved for issuance upon the exercise of options granted under such new Stock Option Plan;

                 |_|   FOR             |_|   AGAINST              |_|   ABSTAIN

4. The approval of the amendments to the Company's Non-Employee Director Stock Option Plan which would, among other things,
                 (i) increase from 75,000 to 125,000 the number of shares reserved for issuance upon the exercise of options granted under the Non-Employee Director Stock Option Plan, (ii) provide for annual grants of an option to purchase 3,000 shares (rather than 1,000 shares) of the Company's common stock to each non-employee director of the Company, and provide that such grants will occur in December (rather than March) of each fiscal year, and (iii) extend the term of the plan to April 30, 2001; and

                 |_|   FOR             |_|   AGAINST              |_|   ABSTAIN

5.               In their  discretion,  on any other  matters that may properly come before the meeting, or any adjournments thereof, in accordance with the recommendations of a majority of the Board of Directors.

             (Continued and to be dated and signed on reverse side.)

                           (continued from other side)

This proxy, when properly executed, will be voted as directed herein by the undersigned shareholder. However, if no direction is given, this proxy will be voted FOR the nominees in proposal 1, and FOR proposals 2, 3 and 4.

                  The undersigned hereby acknowledges prior receipt of a copy of the Notice of Annual Meeting of Shareholders and proxy statement dated February , 1996 and the 1995 Annual Report to Shareholders, and hereby revokes any proxy or proxies heretofore given. This Proxy may be revoked at any time before it is voted by delivering to the Secretary of the Company either a written revocation of proxy, or a duly executed proxy bearing a later date, or by appearing at the Annual Meeting and voting in person.

                  If you receive more than one proxy card, please sign and return all cards in the accompanying envelope.

| |   I PLAN TO ATTEND THE MARCH 26, 1996 ANNUAL SHAREHOLDERS MEETING

                                             Date:                      , 1996.





--------------------------------------------------------------------------------
                                        Signature of Shareholder or Authorized
                                        Representative

                                                              Please   date  and
                                                              sign   exactly  as
                                                              name       appears
                                                              hereon.       Each
                                                              executor,
                                                              administrator,
                                                              trustee, guardian,
                                                              attorney-in-fact
                                                              and          other
                                                              fiduciary   should
                                                              sign and  indicate
                                                              his  or  her  full
                                                              title. In the case
                                                              of stock ownership
                                                              in the name of two
                                                              or  more  persons,
                                                              both       persons
                                                              should sign.



PLEASE MARK, DATE AND SIGN THIS PROXY AND RETURN IT PROMPTLY TO ENSURE A QUORUM AT THE MEETING. IT IS IMPORTANT WHETHER YOU OWN FEW OR MANY SHARES. DELAY IN RETURNING YOUR PROXY MAY SUBJECT THE COMPANY TO ADDITIONAL EXPENSE.

--------------------------------------------------------------------------------
                                     - 14 -
--------------------------------------------------------------------------------

                                                                       EXHIBIT 1


                              MICROLOG CORPORATION
                             1995 STOCK OPTION PLAN


                  Microlog Corporation (the "Corporation") sets forth herein the terms of this 1995 Stock Option Plan (the "Plan") as follows:


1.                PURPOSE

                  The Plan is intended to advance the interests of the Corporation by providing eligible individuals (as designated pursuant to Section 4 below) with an opportunity to acquire or increase a proprietary interest in the Corporation, which thereby will create a stronger incentive to expend maximum effort for the growth and success of the Corporation and its subsidiaries, and will encourage such eligible individuals to remain in the employ of the Corporation or one or more of its subsidiaries. Each stock option granted under the Plan (an "Option") is intended to be an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, or the corresponding provision of any subsequently-enacted tax statute, as amended from time to time (the "Code") ("Incentive Stock Option"), except (i) to the extent that any such Option would exceed the limitations set forth in
Section 7 below; and (ii) for Options specifically designated at the time of grant as not being "incentive stock options."


2.                ADMINISTRATION

                  (a) Board. The Plan shall be administered by the Board of Directors of the Corporation (the "Board"), which shall have the full power and authority to take all actions, and to make all determinations required or provided for under the Plan or any Option granted or Option Agreement (as defined in Section 8 below) entered into hereunder and all such other actions and determinations not inconsistent with the specific terms and provisions of
the  Plan  deemed  by  the  Board  to  be  necessary  or   appropriate   to  the
administration of the Plan or any Option granted or Option Agreement entered into hereunder. All such actions and determinations shall be by the affirmative vote of a majority of the members of the Board present at a meeting at which any issue relating to the Plan is properly raised for consideration or without a meeting by written consent of the Board executed in accordance with the Corporation's Certificate of Incorporation and By-Laws, and with applicable law. The interpretation and construction by the Board of any provision of the Plan or of any Option granted or Option Agreement entered into hereunder shall be final and conclusive.

                  (b) Committee. The Board may from time to time appoint a Stock Option Committee (the "Committee") consisting of not less than two members of the Board, none of whom shall be an officer or other salaried employee of the Corporation or any of its subsidiaries, and each of whom shall qualify in all respects as a "disinterested person" as defined in Rule l6b-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Board, in its sole discretion, may provide that the role of the Committee shall be limited to making recommendations to the Board concerning any determinations to be made and actions to be taken by the Board pursuant to or with respect to the Plan, or the Board may delegate to the Committee such powers and authorities related to the administration of the Plan, as set forth in Section 2(a) above, as the Board shall determine, consistent with the Certificate of Incorporation and By-Laws of the Corporation and applicable law. The Board may remove members, add members, and fill vacancies on the Committee from time to time, all in accordance with the Corporation's Certificate of Incorporation and By-Laws, and with applicable law. The majority vote of the Committee, or acts reduced to or approved in writing by a majority of the members of the Committee, shall be the valid acts of the Committee.

                  (c) No Liability. No member of the Board or of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted or Option Agreement entered into hereunder.

                  (d) Delegation to the Committee. In the event that the Plan or any Option granted or Option Agreement entered into hereunder provides for any action to be taken by or determination to be made by the Board, such action may be taken by or such determination may be made by the Committee if the power and authority to do so has been delegated to the Committee by the Board as provided for in Section 2(b) above. Unless otherwise expressly determined by the Board, any such action or determination by the Committee shall be final and conclusive.

                  (e) Action by the Board. The Board may act under the Plan with respect to any Option granted to or Option Agreement entered into with an officer, director or shareholder of the Corporation who is subject to Section 16 of the Exchange Act other than by, or in accordance with the recommendations of, the Committee, constituted as set forth in Section 2(b) above, only if the Board satisfies the requirements of Rule 16b-3 of the Securities and Exchange Commission under the Exchange Act relating to "disinterested administration."


3.                STOCK

                  The stock that may be issued pursuant to Options granted under the Plan shall be shares of Common Stock, par value $.01 per share, of the Corporation (the "Stock"), which shares may be treasury shares or authorized but unissued shares. The number of shares of Stock that may be issued pursuant to Options granted under the Plan shall not exceed in the aggregate 1,000,000 shares. The foregoing number of shares are subject to adjustment as provided in
Section 17 below. If any Option expires, terminates, or is terminated or canceled for any reason prior to exercise in full, the shares of Stock that were subject to the unexercised portion of such Option shall be available for future Options granted under the Plan.


4.                ELIGIBILITY

                  Options may be granted under the Plan to any employee of the Corporation or any "subsidiary corporation" (a "Subsidiary") thereof within the meaning of Section 424(f) of the Code (including any such employee who is an officer or director of the Corporation or any Subsidiary) as the Board shall determine and designate from time to time prior to expiration or termination of the Plan. The maximum number of shares of Stock subject to Options that may be granted under the Plan to any executive officer or other employee of the Corporation or any Subsidiary is 500,000 shares (subject to adjustment as provided in Section 17 hereof). An individual may hold more than one Option, subject to such restrictions as are provided herein.


5.                EFFECTIVE DATE AND TERM OF THE PLAN

                  (a) Effective Date. The Plan shall be effective as of the date of adoption by the Board, which date is set forth below, subject to approval of the Plan within one year of such effective date by the affirmative votes of the holders of a majority of the Stock of the Corporation present, or represented, and entitled to vote at a meeting duly held in accordance with applicable law; provided, however, that upon approval of the Plan by the shareholders of the Corporation as set forth above, all Options granted under the Plan on or after the effective date shall be fully effective as if the shareholders of the Corporation had approved the Plan on the effective date. If the shareholders fail to approve the Plan within one year of such effective date, any options granted hereunder shall be null and void and of no effect.

                  (b) Term. The Plan shall terminate on the date ten years from the effective date.


6.                GRANT OF OPTIONS

                  Subject to the terms and conditions of the Plan, the Board may, at any time and from time to time, prior to the date of termination of the Plan, grant to such eligible individuals as the Board may determine ("Optionees"), Options to purchase such number of shares of the Stock on such terms and conditions as the Board may determine, including any terms or conditions which may be necessary to qualify such Options as Incentive Stock Options. The date on which the Board approves the grant of an Option (or such later date as is specified by the Board) shall be considered the date on which such Option is granted.


7.                LIMITATION ON INCENTIVE STOCK OPTIONS

                  An Option (other than an Option described in exception (ii) of Section 1) shall constitute an Incentive Stock Option to the extent that the aggregate fair market value (determined at the time the option is granted) of the stock with respect to which Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under the Plan and all other plans of the Optionee's employer corporation and its parent and subsidiary corporations within the meaning of Section 422(d) of the Code) does not exceed $100,000. This limitation shall be applied by taking Options into account in the order in which they were granted.


8.                OPTION AGREEMENTS

                  All Options granted pursuant to the Plan shall be evidenced by written agreements ("Option Agreements"), to be executed by the Corporation and by the Optionee, in such form or forms as the Board shall from time to time determine. Option Agreements covering Options granted from time to time or at the same time need not contain similar provisions; provided, however, that all such Option Agreements shall comply with all terms of the Plan.


9.                OPTION PRICE

                  The purchase price of each share of the Stock subject to an Option (the "Option Price") shall be fixed by the Board and stated in each Option Agreement, except that the Option Price of a share of Stock subject to an Option that is intended to constitute an Incentive Stock Option shall be not less than 100 percent of the fair market value of a share of the Stock on the date the Option is granted (as determined in good faith by the Board); provided, however, that in the event the Optionee would otherwise be ineligible to receive an Incentive Stock Option by reason of the provisions of Sections 422(b)(6) and 424(d) of the Code (relating to stock ownership of more than ten percent), the Option Price of an Option that is intended to be an Incentive Stock Option shall be not less than 110 percent of the fair market value of a share of Stock at the time such Option is granted. In the event that the Stock is listed on an established national or regional stock exchange, is admitted to quotation on the National Association of Securities Dealers Automated Quotation System, or is publicly traded on an established securities market, in determining the fair market value of the Stock, the Board shall use the closing price of the Stock on such exchange or System or in such market (the highest such closing price if there is more that one such exchange or market) on the trading date immediately before the Option is granted (or, if there is no such closing price, then the Board shall use the mean between the high and low prices on such date), or, if no sale of the Stock had been made on such day, on the next preceding day on which any such sale shall have been made.


10.               TERM AND EXERCISE OF OPTIONS

                  (a) Term. Each Option granted under the Plan shall terminate and all rights to purchase shares thereunder shall cease upon the expiration of ten years from the date such Option is granted, or on such date prior thereto as may be fixed by the Board and stated in the Option Agreement relating to such Option; provided, however, that in the event the Optionee would otherwise be ineligible to receive an Incentive Stock Option by reason of the provisions of Sections 422(b)(6) and 424(d) of the Code (relating to stock ownership of more than ten percent), an Option granted to such Optionee that is intended to be an Incentive Stock Option shall in no event be exercisable after the expiration of five years from the date it is granted.

                  (b) Option Period and Limitations on Exercise. Each Option shall be exercisable, in whole or in part, at any time and from time to time, over a period commencing on or after the date of grant and ending upon the expiration or termination of the Option, as the Board shall determine and set forth in the Option Agreement relating to such Option. Without limiting the foregoing, the Board, subject to the terms and conditions of the Plan, may in its sole discretion provide that an Option may not be exercised in whole or in part for any period or periods of time during which such Option is outstanding; provided, however, that any such limitation on the exercise of an Option contained in any Option Agreement may be rescinded, modified or waived by the Board, in its sole discretion, at any time and from time to time after the date of grant of such Option, so as to accelerate the time at which the Option may be exercised. Each Option shall be exercisable, in whole or in part, at any time and from time to time, over a period commencing on the date of grant and ending upon the expiration of the Option. Notwithstanding any other provision of the Plan, no Option granted to an Optionee under the Plan shall be exercisable in whole or in part prior to the date the Plan is approved by the shareholders of the Corporation as provided in Section 5 above.

                  (c) Method of Exercise. An Option that is exercisable hereunder may be exercised by delivery to the Corporation on any business day, at its principal office, addressed to the attention of the Committee, of written notice of exercise, which notice shall specify the number of shares with respect to which the Option is being exercised. The minimum number of shares of Stock with respect to which an Option may be exercised, in whole or in part, at any time shall be the lesser of 100 shares or the maximum number of shares available for purchase under the Option at the time of exercise. Except as provided below, payment in full of the Option Price of the shares for which the Option is being exercised shall accompany the written notice of exercise of the Option and shall be made either (i) in cash or in cash equivalents; (ii) through the tender to the Corporation of shares of Stock, which shares shall be valued, for purposes of determining the extent to which the Option Price has been paid thereby, at their fair market value (determined in the manner described in Section 9 above) on the date of exercise; or (iii) by a combination of the methods described in
(i) and (ii); provided, however, that the Board may in its discretion impose and set forth in the Option Agreement such limitations or prohibitions on the use of shares of Stock to exercise Options as it deems appropriate. If shares of Stock that are acquired by the Optionee through exercise of an Option or an option issued under another stock option plan maintained by the Corporation are surrendered in payment of the Option Price, the Stock surrendered in payment must have been (i) held by the Optionee for more than six months at the time of surrender, or (ii) acquired under an Option granted not less than six months prior to the time of surrender. Unless the Board shall provide otherwise in the case of an Option Agreement, payment in full of the Option Price need not accompany the written notice of exercise provided the notice of exercise directs that the Stock certificate or certificates for the shares for which the Option is exercised be delivered to a licensed broker acceptable to the Corporation as the agent for the individual exercising the Option and, at the time such Stock certificate or certificates are delivered, the broker tenders to the Corporation cash (or cash equivalents acceptable to the Corporation) equal to the Option Price for the shares of Stock purchased pursuant to the exercise of the Option plus the amount (if any) of federal and other taxes which the Corporation may, in its judgment, be required to withhold with respect to the exercise of the Option. An attempt to exercise any Option granted hereunder other than as set forth above shall be invalid and of no force and effect. Promptly after the exercise of an Option and the payment in full of the Option Price of the shares of Stock covered thereby, the individual exercising the Option shall be entitled to the issuance of a Stock certificate or certificates evidencing his ownership of such shares. A separate Stock certificate or certificates shall be issued for any shares purchased pursuant to the exercise of an Option which is an Incentive Stock Option, which certificate or certificates shall not include any shares which were purchased pursuant to the exercise of an Option which is not an Incentive Stock Option. An individual holding or exercising an Option shall have none of the rights of a shareholder until the shares of Stock covered thereby are fully paid and issued to him and, except as provided in Section 17 below, no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such issuance.

                  (d) Restrictions on Transfer of Stock. If an Option is exercised prior to the date that is six months from the later of (i) the date of grant of the Option or (ii) the date of shareholder approval of the Plan and the individual exercising the Option is a reporting person under Section 16(a) of the Exchange Act, then such certificate or certificates shall bear a legend restricting the transfer of the Stock covered thereby until the expiration of six months from the later of the date specified in clause (i) above or the date specified in clause (ii) above.


11.               TRANSFERABILITY OF OPTIONS

                  During  the  lifetime  of an  Optionee  to whom an  Option  is granted, only such Optionee (or, in the event of legal incapacity or incompetence, the Optionee's guardian or legal representative) may exercise the Option. No Option shall be assignable or transferable by the Optionee to whom it is granted, other than by will or the laws of descent and distribution.


12.               TERMINATION OF EMPLOYMENT

                  Upon the termination of the employment of an Optionee with the Corporation or a Subsidiary, other than by reason of the death or "permanent and total disability" (within the meaning of Section 22(e)(3) of the Code) of such Optionee, any Option granted to an Optionee pursuant to the Plan shall terminate, and such Optionee shall have no further right to purchase shares of Stock pursuant to such Option; provided, however, that in the event that such termination of employment is by reason of the Optionee's retirement in accordance with the normal retirement policies of the Corporation or a Subsidiary, as the case may be, then such Optionee shall have the right, at any time within three months after the date of such retirement (or such shorter period as may be specified in an Option Agreement), and prior to termination of the Option pursuant to Section 10(a) above, to exercise, in whole or in part, any Option held by such Optionee at the date of such retirement, whether or not such Option was exercisable immediately before such retirement; provided, further, that the Board may provide, by inclusion of appropriate language in any Option Agreement, that the Optionee may (subject to the general limitations on exercise set forth in Section 10(b) above), in the event of termination of employment of the Optionee with the Corporation or a Subsidiary, exercise an Option, in whole or in part, at any time subsequent to such termination of employment and prior to termination of the Option pursuant to Section 10(a) above, either subject to or without regard to any installment limitation on exercise imposed pursuant to Section 10(b) above. Whether a termination of employment is to be considered by reason of retirement in accordance with the normal retirement policies of the Corporation or a Subsidiary, as the case may be, and whether a leave of absence or leave on military or government service shall constitute a termination of employment for purposes of the Plan shall be determined by the Board, which determination shall be final and conclusive. For purposes of the Plan, a termination of employment with the Corporation or a Subsidiary shall not be deemed to occur if the Optionee is immediately thereafter employed by the Corporation or any Subsidiary.


13.               RIGHTS IN THE EVENT OF DEATH, DISABILITY OR CHANGE IN CONTROL

                  (a) Death of an Employee. If an Optionee dies while in the employ of the Corporation or a Subsidiary or within the period following the termination of employment during which the Option is exercisable under Section 12 above or Section 13(b) below, the executors or administrators or legatees or distributees of such Optionee's estate shall have the right (subject to the general limitations on exercise set forth in Section 10(b) above), at any time within one year after the date of such Optionee's death and prior to termination of the Option pursuant to Section 10(a) above (or such shorter period as may be specified in an Option Agreement), to exercise any Option held by such Optionee at the date of such Optionee's death, whether or not such Option was exercisable immediately prior to such Optionee's death; provided, however, that the Board may provide by inclusion of appropriate language in any Option Agreement that, in the event of the death of the Optionee, the executors or administrators or legatees or distributees of such Optionee's estate may exercise an Option (subject to the general limitations on exercise set forth in Section 10(b) above), in whole or in part, at any time subsequent to such Optionee's death and prior to termination of the Option pursuant to Section 10(a) above, either subject to or without regard to any installment limitation on exercise imposed pursuant to Section 10(b) above.

                  (b) Disability of an Employee. If an Optionee terminates employment with the Corporation or a Subsidiary by reason of the "permanent and total disability" (within the meaning of Section 22(e)(3) of the Code) of such Optionee, then such Optionee shall have the right (subject to the general limitations on exercise set forth in Section 10(b) above), at any time within one year after such termination of employment and prior to termination of the Option pursuant to Section 10(a) above (or such shorter period as may be specified in an Option Agreement), to exercise, in whole or in part, any Option held by such Optionee at the date of such termination of employment, whether or not such Option was exercisable immediately prior to such termination of employment; provided, however, that the Board may provide, by inclusion of appropriate language in any Option Agreement, that the Optionee may (subject to the general limitations on exercise set forth in Section 10(b) above), in the event of the termination of employment of the Optionee with the Corporation or a Subsidiary by reason of the "permanent and total disability" (within the meaning of Section 22(e)(3) of the Code) of such Optionee, exercise an Option in whole or in part, at any time subsequent to such termination of employment and prior to termination of the Option pursuant to Section 10(a) above, either subject to or without regard to any installment limitation on exercise imposed pursuant to
Section 10(b) above. Whether a termination of employment is to be considered by reason of "permanent and total disability" for purposes of this Plan shall be determined by the Board, which determination shall be final and conclusive.

                  (c) Change in Control. Except as otherwise provided in Section 17(f) below, in the event of the occurrence of a Change in Control (as defined below) or in the event that the Board, in its sole and absolute discretion, determines that there exists a threat of a Change in Control, each Option issued before the date of such occurrence or such determination, which Option has not theretofore terminated as provided in Section 10(a) above, shall immediately become exercisable in full as of the date of such occurrence or such determination, whether or not such Option was otherwise exercisable immediately before such occurrence or such determination. For purposes of this Plan, a "Change in Control" shall be deemed to occur if, at any time, any person (including, without limitation, any individual, sole proprietorship, partnership, trust, corporation, association, joint venture, pool, syndicate or other entity, whether or not incorporated), or any two or more persons acting as a syndicate or group and thereby deemed collectively to be a "person" within the meaning of Section 13(d)(3) of the Exchange Act, shall acquire shares of stock of the Corporation, which acquisition results in such person or persons owning in the aggregate shares of stock of the Company possessing 20 percent or more of the total combined voting power of all classes of stock of the Corporation, unless prior to such acquisition the full Board shall by at least a two-thirds vote have specifically approved such acquisition and determined that such acquisition shall not constitute a Change in Control for purposes of the Plan. Whether there exists a threat of a Change in Control for purposes of this Plan shall be determined by the Board, which determination shall be final and conclusive.


14.               USE OF PROCEEDS

                  The proceeds received by the Corporation from the sale of Stock pursuant to Options granted under the Plan shall constitute general funds of the Corporation.


15.               REQUIREMENTS OF LAW

                  (a) Violations of Law. The Corporation shall not be required to sell or issue any shares of Stock under any Option if the sale or issuance of such shares would constitute a violation by the individual exercising the Option or the Corporation of any provisions of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), upon exercise of any Option, unless a registration statement under such Act is in effect with respect to the shares of Stock covered by such Option, the Company shall not be required to sell or issue such shares unless the Board has received evidence satisfactory to it that the holder of such Option may acquire such shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Board shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Corporation shall not be obligated to take any affirmative action in order to cause the exercise of an Option or the issuance of shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that an Option shall not be exercisable unless and until the shares of Stock covered by such Option are registered or are subject to an available exemption from registration, the exercise of such Option (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

                  (b) Compliance with Rule 16b-3. The intent of this Plan is to qualify for the exemption provided by Rule 16b-3 under the Exchange Act. To the extent any provision of the Plan does not comply with the requirements of Rule 16b-3, it shall be deemed inoperative to the extent permitted by law and deemed advisable by the Board and shall not affect the validity of the Plan. In the event Rule 16b-3 is revised or replaced, the Board, or the Committee acting on behalf of the Board, may exercise discretion to modify this Plan in any respect necessary to satisfy the requirements of the revised exemption or its replacement.


16.               AMENDMENT AND TERMINATION OF THE PLAN

                  The Board may, at any time and from time to time, amend, suspend or terminate the Plan as to any shares of Stock as to which Options have not been granted; provided, however, that no amendment by the Board shall, without approval by a majority of the votes present and entitled to vote at a duly held meeting of the shareholders of the Corporation at which a quorum representing a majority of all outstanding voting stock is, either in person or by proxy, present and voting on the amendment, or by written consent in accordance with applicable state law and the Certificate of Incorporation and By-Laws of the Corporation, materially increase the benefits accruing to participants under the Plan, change the requirements as to eligibility to receive Options or increase the maximum number of shares of Stock in the aggregate that may be sold pursuant to Options granted under the Plan (except as permitted under Section 17 hereof). Except as permitted under Section 17 hereof, no amendment, suspension or termination of the Plan shall, without the consent of the holder of the Option, alter or impair rights or obligations under any Option theretofore granted under the Plan.


17.               EFFECT OF CHANGES IN CAPITALIZATION

                  (a) Changes in Stock. If the outstanding shares of Stock are increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Corporation by reason of any recapitalization, reclassification, stock split, reverse split, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by the Corporation, occurring after the effective date of the Plan, the number and kinds of shares for the purchase of which Options may be granted under the Plan shall be adjusted proportionately and accordingly by the Corporation. In addition, the number and kind of shares for which Options are outstanding shall be adjusted proportionately and accordingly so that the proportionate interest of the holder of the Option immediately following such event shall, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding Options shall not change the aggregate Option Price payable with respect to shares subject to the unexercised portion of the Option outstanding but shall include a corresponding proportionate adjustment in the Option Price per share.

                  (b) Reorganization in Which the Corporation Is the Surviving Corporation. Subject to Subsection (c) hereof, if the Corporation shall be the surviving corporation in any reorganization, merger, or consolidation of the Corporation with one or more other corporations, any Option theretofore granted pursuant to the Plan shall pertain to and apply to the securities to which a holder of the number of shares of Stock subject to such Option would have been entitled immediately following such reorganization, merger, or consolidation, with a corresponding proportionate adjustment of the Option Price per share so that the aggregate Option Price thereafter shall be the same as the aggregate Option Price of the shares remaining subject to the Option immediately prior to such reorganization, merger, or consolidation.

                  (c) Reorganization in Which the Corporation Is Not the Surviving Corporation or Sale of Assets or Stock. Upon the dissolution or liquidation of the Corporation, or upon a merger, consolidation, reorganization or other business combination of the Corporation with one or more other entities in which the Corporation is not the surviving entity, or upon a sale of all or substantially all of the assets of the Corporation to another entity, or upon any transaction (including, without limitation, a merger or reorganization in which the Corporation is the surviving corporation) approved by the Board which results in any person or entity (or persons or entities acting as a group or otherwise in concert) owning 80 percent or more of the combined voting power of all classes of stock of the Corporation, the Plan and all Options outstanding hereunder shall terminate, except to the extent provision is made in writing in connection with such transaction for the continuation of the Plan and/or the assumption of the Options theretofore granted, or for the substitution for such Options of new options covering the stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Plan and Options theretofore granted shall continue in the manner and under the terms so provided. In the event of any such termination of the Plan, each individual holding an Option shall have the right (subject to the general limitations on exercise set forth in Section 10(b) above and except as otherwise specifically provided in the Option Agreement relating to such Option), immediately prior to the occurrence of such termination and during such period occurring prior to such termination as the Board in its sole discretion shall determine and designate, to exercise such Option in whole or in part, whether or not such Option was otherwise exercisable at the time such termination occurs and without regard to any installment limitation on exercise imposed pursuant to Section 10(b) above. The Board shall send written notice of an event that will result in such a termination to all individuals who hold Options not later than the time at which the Corporation gives notice thereof to its shareholders.

                  (d) Adjustments. Adjustments under this Section 17 related to stock or securities of the Corporation shall be made by the Board, whose determination in that respect shall be final, binding, and conclusive. No fractional shares of Stock or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

                  (e) No Limitations on Corporation. The grant of an Option pursuant to the Plan shall not affect or limit in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge, consolidate, dissolve or liquidate, or to sell or transfer all or any part of its business or assets.

                  (f) Parachute Payments. Notwithstanding any other provision of the Plan, if any payment, grant or acceleration of exercisability of an Option or other benefit to an Optionee under this Plan (a "Plan Benefit") would otherwise constitute a "parachute payment" within the meaning of Code Section 280G(b)(2) and if, after reduction for any applicable federal excise tax imposed by Code Section 4999 (the "Excise Tax") and federal income tax imposed by the Code, the Optionee's net proceeds from receiving the Plan Benefit would be less than the amount of the Optionee's net proceeds resulting from the receipt of the Reduced Amount described below, after reduction for federal income taxes, then the Optionee's Plan Benefit shall be limited to the Reduced Amount. The "Reduced Amount" shall be the largest Plan Benefit that could be received by the Optionee such that no Plan Benefit and no other payment or other benefit under any other agreement, contract, or understanding heretofore or hereafter entered into between the Optionee and the Corporation or any Subsidiary (the "Other Agreements") and any formal or informal plan or other arrangement heretofore or hereafter adopted by the Corporation or any Subsidiary for the direct or indirect provision of compensation to the Optionee (including groups or classes of participants or beneficiaries of which the Optionee is a member), whether or not such compensation is deferred, is in cash, or is in the form of a benefit to or for the Optionee (a "Benefit Plan") would be subject to the Excise Tax. In the event that the Plan Benefit to the Optionee shall be limited to the Reduced Amount, then the Optionee shall have the right, in the Optionee's sole discretion, to designate the Plan Benefit and those payments or benefits under any Other Agreements and any Benefit Plans that should be reduced or eliminated so as to avoid having the Plan Benefit be subject to the Excise Tax.


18.               DISCLAIMER OF RIGHTS

                  No provision in the Plan or in any Option granted or Option Agreement entered into pursuant to the Plan shall be construed to confer upon any individual the right to remain in the employ of the Corporation or any Subsidiary, or to interfere in any way with the right and authority of the Corporation or any Subsidiary either to increase or decrease the compensation of any individual at any time, or to terminate any employment or other relationship between any individual and the Corporation or any Subsidiary.


19.               NONEXCLUSIVITY OF THE PLAN

                  Neither the adoption of the Plan nor the submission of the Plan to the shareholders of the Corporation for approval shall be construed as creating any limitations upon the right and authority of the Board to adopt such other incentive compensation arrangements (which arrangements may be applicable either generally to a class or classes of individuals or specifically to a particular individual or individuals) as the Board in its discretion determines desirable, including, without limitation, the granting of stock options or stock appreciation rights otherwise than under the Plan.

                                      * * *

                  This Plan was duly adopted and approved by the Board of Directors of the Corporation by resolution at a meeting held on the 28th day of September, 1995 and amended by the Board of Directors of the Corporation by resolution at a meeting held on the 20th day of December, 1995.



                                                   Secretary of the Corporation



                  This Plan was duly approved by the shareholders of the Corporation at a meeting held on the 26th day of March, 1996.



                                                   Secretary of the Corporation

--------------------------------------------------------------------------------
                                      - 9 -
--------------------------------------------------------------------------------
                                                                       EXHIBIT 2

                                                   (New language is underscored,
                                           deleted language is strickenthrough.)

                              MICROLOG CORPORATION
                    1989 NON-EMPLOYEE DIRECTOR NON-QUALIFIED
                                STOCK OPTION PLAN

                            (AS AMENDED AND RESTATED)


                  Microlog Corporation (the "Company") sets forth herein the terms of this Non-Employee Director Stock Option Plan (the "Plan") as follows:

                  1.       PURPOSE

                  The Plan is intended to advance the interests of the Company by providing each member serving on the Board of Directors of the Company who is not an officer or other salaried employee of the Company or any subsidiary (a "Non-Employee Director") with an opportunity to acquire or increase a proprietary interest in the Company, which thereby will create a stronger incentive to expend maximum effort for the growth and success of the Company and its subsidiaries, and will encourage such Non-Employee Directors to remain in the service of the Company or that of one or more of its subsidiaries. The stock options granted under the Plan (an "Option") are not intended to be "incentive stock options" within the meaning of Section 422A 422 of the Internal Revenue Code of 1986 (or the corresponding provision of any subsequently enacted tax statute).

                  2.       STOCK

                  The stock that may be issued pursuant to Options granted under the Plan shall be shares of Common Stock, par value $.01 per share, of the Company (the "Stock"), which shares may be treasury shares or authorized but unissued shares. The number of shares of Stock that may be issued pursuant to Options granted under the Plan shall not exceed in the aggregate 75,000 125,000 shares, which number of shares is subject to adjustment as hereinafter provided in Section 14 below. If any Option expires, terminates, or is terminated for any reason prior to exercise in full, the shares of Stock that were subject to the unexercised portion of such Option shall be available for future Options granted under the Plan.

                  3.       GRANT OF OPTIONS

                  (a) Grant on Effective Date. On the effective date of this Plan as provided in Section 5 below, each Non-Employee Director then serving on the Board of Directors of the Company shall be granted an Option to purchase 5,000 shares of Stock at the price and upon the other terms and conditions specified in the Plan. Thereafter, subject to Section 3(c) and to the availability of shares issued under Section 2 of the Plan, an Option to purchase 5,000 shares of Stock, at the price and upon the other terms and conditions specified in the Plan, shall be granted under the Plan to each Non-Employee Director of the Company upon the initial election of such Non-Employee Director to the Board.

                  (b) Annual Grants. Subject to Section 3(c) and to the availability of shares issued under Section 2 of the Plan, on the third Wednesday in March of each year, commencing on March 21, 1990, each of the Non-Employee Directors then serving on the Board of Directors of the Company shall be granted an Option to purchase 1,000 shares of Stock at the price and upon the other terms and conditions specified in this Plan, except that, subject to approval not later than December 19, 1996, by the affirmative vote of shareholders who hold at least a majority of the outstanding shares of stock of the Company entitled to vote thereon and who vote in person or by proxy at a duly constituted shareholders' meeting, of an amendment to the Plan adopted by the Board of Directors of the Company on December 20, 1995, commencing on December 20, 1995, each such Option shall be granted on the third Wednesday in December of each year commencing on December 20, 1995, and shall be for 3,000 shares of Stock, subject to adjustment under Section 14 hereof.

                  (c) Excluded Persons. Notwithstanding anything to the contrary contained in Section 3 of the Plan, no Non-Employee Director designated by Whale Securities Corp. pursuant to the terms of the Underwriting Agreement dated as of May 14, 1986 between Whale Securities Corp. and the Company shall be granted any Options pursuant to this Plan.

                  (d) Special Grant. An option to purchase 10,000 shares of Stock, at the price and upon the other terms and conditions specified in the Plan, is hereby granted under the Plan effective December 22, 1992 to each Non-Employee Director then serving on the Board of Directors of the Company at the price and upon the other terms and conditions specified in the Plan, subject to Section 3(c) and to the availability of shares to be issued under Section 2 of the Plan, and subject to approval of this Section 3(d) on or before April 30, 1993 by an affirmative vote of shareholders who hold at least a majority of the outstanding shares of stock of the Company entitled to vote thereon, in person or by proxy, at a duly called meeting of the shareholders; provided, however, that upon approval of this Section 3(d) by the shareholders of the Company this
Section 3(d) shall be fully effective as if the shareholders of the Company had approved this Section 3(d) on December 22, 1992.

                  4.       OPTION PRICE

                  The purchase price of each share of Stock subject to an Option (the "Option Price") shall be the greater of par value or one hundred percent (100%) of the fair market value of a share of Stock on the date the Option is granted. In the event that the Stock is listed on an established national or regional stock exchange, is admitted to quotation on the National Association of Securities Dealers Automated Quotation system, or is publicly traded in an established securities market, the fair market value shall be deemed to the closing price of the Stock on such exchange or system or in such market (the highest such closing price if there is more than one such exchange or market) on the trading date immediately before the Option is granted (or, if there is no such closing price, the mean between the highest bid and lowest asked prices or between the high and low prices on such date), or, if no sale of the Stock has been made on such day, on the immediately preceding day on which any such sale shall have been made.

                  5.       EFFECTIVE DATE AND TERM OF THE PLAN

                  (a) Effective Date. This Plan shall be effective as of the date this Plan is adopted by the Board of Directors of the Company, subject to approval of the Plan before or within one year after such effective date by an affirmative vote of shareholders who hold at least a majority of the outstanding shares of stock of the Company entitled to vote thereon, in person or by proxy, at a duly called meeting of the shareholders; provided, however, that upon approval of the Plan by the shareholders of the Company as set forth above, all Options granted under the Plan on or after the effective date shall be fully effective as if the shareholders of the Company had approved the Plan on the effective date. If the shareholders fail to approve the Plan before or within one year of such effective date, any options granted hereunder shall be null and void and of no effect.

                  (b) Term. This Plan shall terminate on April 30, 1997 2001.

                  6.       OPTION AGREEMENTS

                  All Options granted pursuant to the Plan shall be evidenced by written agreements ("Option Agreements"), to be executed by the Company and by the Optionee, substantially in the form attached as Exhibit A to this Plan, with such changes as the officer or officers executing such Option Agreements may determine to be necessary or advisable (such determination to be conclusively evidenced by the execution thereof by such officer or officers).

                  7.       TERM AND EXERCISE OF OPTIONS

                  (a) Term. Each Option granted under the Plan shall terminate and all rights to purchase shares thereunder shall cease upon the expiration of ten (10) years from the date such Option is granted.

                  (b) Option Period and Limitations on Exercise. Each Option granted under the Plan shall be exercisable, in whole or in part, at any time and from time to time, over a period commencing on or after the date of grant and ending upon the expiration of the Option. Notwithstanding any other provisions of this Plan, no Option granted to an Optionee under this Plan, except that Options granted on or after December 20, 1995 shall be exercisable in whole or in part prior to the date the Plan is approved by the shareholders of the Company as provided in Section 5(a) above. to the extent of 1,000 shares only until such time as the amendment to the Plan adopted by the Board of Directors of the Company on December 20, 1995 has been approved by shareholders in accordance with Section 13 hereof. If an Option is exercised prior to the date that is six months from the later of (i) the date of grant of the Option or
(ii) the date of shareholder approval of the amendment to the Plan adopted on December 20, 1995 (to the extent such Option was granted subject to such approval) and the individual exercising the Option is a reporting person under
Section 16(a) of the Exchange Act, then such certificate or certificates shall bear a legend restricting the transfer of the Stock covered thereby until the expiration of six months from the date specified in clause (i) above or the date specified in clause (ii) above, whichever is applicable to such shares of Stock.

                  (c) Method of Exercise. An Option that is exercisable hereunder may be exercised by delivery to the Company on any business day, at its principal office, addressed to the attention of the Secretary of the Company, of written notice of exercise, which notice shall specify the number of shares with respect to which the Option is being exercised, and except as provided below, shall be accompanied by payment in full of the Option Price of the shares for which the Option is being exercised in cash. The minimum number of shares of Stock with respect to which an Option may be exercised, in whole or in part, at any time shall be the lesser of 100 shares or the maximum number of shares available for purchase under the Option at the time of exercise. Payment of Except as provided below, payment in full of the Option Price of the shares for which the Option is being exercised shall accompany the written notice of exercise of the Option and shall be made (i) in cash or in cash equivalents;
(ii) subject to approval not later than December 19, 1996, by the affirmative vote of shareholders who hold at least a majority of the outstanding shares of stock of the Company entitled to vote thereon and who vote in person or by proxy at a duly constituted shareholders' meeting, of the amendment to the Plan adopted by the Board of Directors of the Company on December 20, 1995, through the tender to the Company of shares of Stock, which shares shall be valued, for purposes of determining the extent to which the Option Price has been paid thereby, at their fair market value (determined in the manner described in Section 4 above) on the date of exercise; or (iii) subject to such approval, by a combination of the methods described in (i) and (ii); provided, however, that the Board may in its discretion impose and set forth in the Option Agreement such limitations or prohibitions on the use of shares of Stock to exercise Options as it determines to be necessary or appropriate under applicable securities or other laws. If shares of Stock that are acquired by the Optionee through exercise of an Option or an option issued under another stock option plan maintained by the Company are surrendered in payment of the Option Price, the Stock surrendered in payment must have been (i) held by the Optionee for more than six months at the time of surrender, or (ii) acquired under an Option granted not less than six months prior to the time of surrender. Subject to approval not later than December 19, 1996, by the affirmative vote of shareholders who hold at least a majority of the outstanding shares of stock of the Company entitled to vote thereon and who vote in person or by proxy at a duly constituted shareholders' meeting, of the amendment to the Plan adopted by the Board of Directors of the Company on December 20, 1995, payment in full of the Option Price need not accompany the written notice of exercise provided the notice of exercise directs that the Stock certificate or certificates for the shares for which the Option is exercised be delivered to a licensed broker acceptable to the Company as the agent for the individual exercising the Option and, at the time such Stock certificate or certificates are delivered, the broker tenders to the Company cash (or cash equivalents acceptable to the Company) equal to the Option Price for the shares of Stock purchased pursuant to the exercise of an Option shall be made in cash the Option plus the amount (if any) of federal and other taxes which the Company may, in its judgment, be required to withhold with respect to the exercise of the Option. An attempt to exercise any Option granted hereunder other than as set forth above shall be invalid and of no force and effect. Promptly after the exercise of an Option and the payment in full of the Option Price of the shares of Stock covered thereby, the individual exercising the Option shall be entitled to the issuance of a Stock certificate or certificates evidencing his ownership of such shares. An individual holding or exercising an Option shall have none of the rights of a shareholder until the shares of Stock covered thereby are fully paid and issued to him and, except as provided in Section 14 below, no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such issuance.

                  8.       TRANSFERABILITY OF OPTIONS

                  During  the  lifetime  of an  Optionee  to whom an  Option  is granted, only such Optionee (or, in the event of legal incapacity or incompetency, the Optionee's guardian or legal representative) may exercise the Option. No Option shall be assignable or transferable by the Optionee to whom it is granted, other than by will or the laws of descent and distribution.

                  9.       TERMINATION OF SERVICE

                  Subject to the provisions of Section 10 of the Plan, upon the termination of the service of an optionee with the Company or a subsidiary, Options granted to such optionee pursuant to this Plan shall continue in effect for the remainder of their respective terms, and shall not terminate.

                  10.      RIGHTS IN THE EVENT OF DEATH

                  If an Optionee dies, the executors or administrators or legatees or distributees of such Optionee's estate shall have the right, at any time prior to termination of the Option as provided in Section 7(a) above, to exercise any Option held by such Optionee at the date of such Optionee's death.

                  11.      USE OF PROCEEDS

                  The proceeds received by the Company from the sale of Stock pursuant to Options granted under the Plan shall constitute general funds of the Company.

                  12.      REQUIREMENTS OF LAW

                  The Company shall not be required to sell or issue any shares of Stock under any Option if the sale or issuance of such shares would constitute a violation by the individual exercising the Option or the Company of any provisions of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), upon exercise of any Option, unless a registration statement under such Act is in effect with respect to the shares of Stock covered by such Option, the Company shall not be required to sell or issue such shares unless the holder of such Option may acquire such shares pursuant to an exemption from registration under such Act. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the exercise of an Option or the issuance of shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that an Option shall not be exercisable unless and until the shares of Stock covered by such Option are registered or are subject to an available exemption from registration, the exercise of such Option (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption. The Plan is intended to comply with Rule 16b-3 of the Securities Exchange Commission under the Securities Exchange Act of 1934. Any provision of the Plan inconsistent with Rule 16b-3 will be inoperative but will not affect the validity of the Plan.

                  13.      AMENDMENT AND TERMINATION OF THE PLAN

                  The Board may, at any time and from time to time, amend, suspend or terminate the Plan as to any shares of Stock as to which Options have not been granted; provided, however, that no amendment by the Board shall, without approval by the affirmative vote of shareholders who hold at least a majority of outstanding shares of stock of the Company entitled to vote thereon and who vote in person or by proxy at a duly constituted shareholders' meeting,
(a) materially change the requirements as to eligibility to receive Options; (b) increase the maximum number of shares of Stock in the aggregate that may be sold pursuant to Options granted under the Plan (except as permitted under Section 14 hereof); (c) change the Option Price set forth in Section 4 hereof (except as permitted under Section 14 hereof); (d) increase the maximum period during which Options may be exercised; (e) extend the term of the Plan; or (f) materially increase the benefits accruing to eligible individuals under the Plan. Except as permitted under Section 14 hereof, no amendment, suspension or termination of the Plan shall, without the consent of the holder of the Option, alter or impair rights or obligations under any Option theretofore granted under the Plan.

                  14.      EFFECT OF CHANGES IN CAPITALIZATION

                  (a) Changes in Stock. If the  outstanding  shares of Stock are increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by the Company, occurring after the effective date of the Plan, the number and kinds of shares for the purchase of which Options may be granted under the Plan shall be adjusted proportionately and accordingly by the Company. In addition, the number and kind of shares for which Options are outstanding shall be adjusted proportionately and accordingly so that the proportionate interest of the holder of the Option immediately following such event shall, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding Options shall not change the aggregate Option Price payable with respect to shares subject to the unexercised portion of the Option outstanding but shall include a corresponding proportionate adjustment in the Option Price per share.

                  (b) Reorganization in Which the Company Is the Surviving Corporation. Subject to Subsection (c) hereof, if the Company shall be the surviving corporation in any reorganization, merger, or consolidation of the Company with one or more other corporations, any Option theretofore granted pursuant to the Plan shall pertain to and apply to the securities to which a holder of the number of shares of Stock subject to such Option would have been entitled immediately following such reorganization, merger, or consolidation, with a corresponding proportionate adjustment of the Option Price per share so that the aggregate Option Price thereafter shall be the same as the aggregate Option Price of the shares remaining subject to the Option immediately prior to such reorganization, merger, or consolidation.

                  (c) Reorganization in Which the Company Is Not the Surviving Corporation or Sale of Assets or Stock. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other corporations in which the Company is not the surviving corporation, or upon a sale of all or substantially all of the assets of the Company to another corporation, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving corporation) approved by the Board which results in any person or entity owning eighty percent (80%) or more of the combined voting power of all classes of stock of the Company, the Plan and all Options outstanding hereunder shall terminate, except to the extent provision is made in writing in connection with such transaction for the continuation of the Plan and/or the assumption of the Options theretofore granted, or for the substitution for such Options of new options covering the stock of a successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Plan and Options theretofore granted shall continue in the manner and under the terms so provided. The Board shall send written notice of an event that will result in such a termination to all individuals who hold Options not later than the time at which the Company gives notice thereof to its shareholders (provided, however, that the options shall terminate only the consummation or occurrence of such event).

                  (d) Fractional Shares. No fractional shares of Stock or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

                  (e) No Limitations on Company. The grant of an Option pursuant to the Plan shall not affect or limit in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge, consolidate, dissolve or liquidate, or to sell or transfer all or any part of its business or assets.

                  15.      DISCLAIMER OF RIGHTS

                  No provision in the Plan or in any Option granted or Option Agreement entered into pursuant to the Plan shall be construed to confer upon any individual the right to remain in the service of the Company or any subsidiary, or to interfere in any way with the right and authority of the Company or any subsidiary either to increase or decrease the compensation of any individual at any time, or to terminate any relationship between any individual and the Company or any subsidiary.

                  16.      NONEXCLUSIVITY OF THE PLAN

                  Neither the adoption of the Plan nor the submission of the Plan to the shareholders of the Company for approval shall be construed as creating any limitations upon the right and authority of the Board to adopt such other incentive compensation arrangements (which arrangements may be applicable either generally to a class or classes of individuals or specifically to a particular individual or individuals) as the Board in its discretion determines desirable, including, without limitation, the granting of stock options otherwise than under the Plan.

                                      * * *

                  This Plan was duly adopted and approved by the Board of Directors of the Company by resolution at a meeting held on June 10, 1989, subject to shareholder approval. This Plan was duly amended by the Board of Directors, subject to shareholder approval, by resolutions at meetings held on December 22, 1992 and, January 22, 1993 and December 20, 1995 and January 25, 1996.



                  This Plan was duly approved by the shareholders of the Company at a meeting of the shareholders held on the 24th day of February, 1990. An amendment Amendments to the Plan was were duly approved by the shareholders of the Company on March 13, 1993 and March 26, 1996.


                                                                      SECRETARY

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                      - 8 -


                              MICROLOG CORPORATION

                       NON-EMPLOYEE DIRECTOR NON-QUALIFIED
                             STOCK OPTION AGREEMENT


                  This Non-Employee Director Non-Qualified Stock Option Agreement (the "Option Agreement") is made as of the _____ of _______________, by and between Microlog Corporation (the "Company"), and __________________ ____________________, a member of the Board of Directors of the Company who is not an officer or other employee of the Company or its subsidiaries (the "Optionee").

                  WHEREAS, the Board of Directors of the Company has duly adopted, subject to approval by the shareholders of the Company, a an amended 1989 Non-Employee Director Non-Qualified Stock Option Plan (the "Plan"), which provides for the grant to members of the Board of Directors of the Company who are not officers or other employees of the Company or its subsidiaries options for the purchase of shares of the Company's common stock, $.01 par value ("Stock") according to the terms of the Plan;

                  NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, the parties hereto do hereby agree as follows:

                  1. Grant of Option. Subject to the terms of the Plan (attached hereto as Exhibit A, the terms of which are incorporated by reference herein), the Company hereby grants to the Optionee the right and option (the "Option") to purchase from the Company, on the terms and subject to the conditions hereinafter set forth, ( ,000) shares of Stock. This Option shall NOT constitute an incentive stock option within the meaning of Section 422A 422 of the Internal Revenue Code of 1986, as amended.

                  2. Price. The purchase price (the "Option Price") for the shares of Stock subject to the Option granted by this Option Agreement is Dollars ($ .00) per share.

                  3. Exercise of Option. Except as otherwise provided herein, the Option granted pursuant to this Option Agreement shall be subject to exercise as follows:

                  A. Time of Exercise of Option. The Optionee may exercise the Option (subject to the limitations on exercise set forth in Subsection E below), in whole or in part, at any time and from time to time, after the date of grant of the Option, as set forth in Section 13 below, and prior to the tenth (10th) anniversary of the date of grant of the Option; provided, however, that no single exercise of the Option shall be for less than 100 shares, unless the number of shares purchased is the total number available for purchase under this Option at the time of exercise.

                  B. Exercise by Optionee. During the lifetime of the Optionee, only the Optionee (or, in the event of his or her legal incapacity or incompetency, the Optionee's guardian or legal representative) may exercise the Option.

                  C. Termination of Service. Subject to the provisions of Subsections D and Subsection E below and Section 7, upon the termination of the service of an optionee with the Company or a subsidiary, Options granted to such optionee pursuant to this Agreement shall continue in effect for the remainder of their respective terms, and shall not terminate.

                  D. Death. If an Optionee dies, the executors or administrators or legatees or distributees of such Optionee's estate shall have the right, at any time prior to termination of the Option, to exercise any Option held by such Optionee at the date of such Optionee's death.

                  E. Limitations on Exercise of Option. Notwithstanding the foregoing Subsections of Section 3, in no event may the Option be exercised, in whole or in part, prior to the date the amended Plan is approved by the shareholders of the Company as provided therein, or after the occurrence of an event referred to in Section 7 below which results in termination of the Option. In no event may the Option be exercised for a fractional share.

                  4. Method of Exercise of Option. An Option that is exercisable hereunder may be exercised by delivery to the Company on any business day, at its principal office, addressed to the attention of the Secretary of the Company, of written notice of exercise, which notice shall specify the number of shares with respect to which the Option is being exercised, and shall be accompanied by payment in full of the Option Price of the shares for which the Option is being exercised. The minimum number of shares of Stock with respect to which an Option may be exercised, in whole or in part, at any time shall be the lesser of 100 shares or the maximum number of shares available for purchase under the Option at the time of exercise. Payment of the Option Price for the shares of Stock purchased pursuant to the exercise of an Option shall be made in cash. either (i) in cash or by check payable to the order of the Company; (ii) through the tender to the Company of shares of Stock, which shares shall be valued, for purposes of determining the extent to which the Option Price has been paid thereby, at their fair market value (determined in the manner specified in the Plan) on the date of exercise; or (iii) by a combination of the methods described in (i) and (ii); provided, however, that any shares of Stock tendered in exchange for shares of Stock to be issued pursuant to the exercise of the Option must have been held by the Optionee for at least six months before their tender to the Company or acquired under an Option granted not less than six months prior to the time of surrender. Payment in full of the Option Price need not accompany the written notice of exercise provided the notice of exercise directs that the Stock certificate or certificates for the shares for which the Option is exercised be delivered to a licensed broker acceptable to the Company as the agent for the individual exercising the Option and, at the time such Stock certificate or certificates are delivered, the broker tenders to the Company cash (or cash equivalents acceptable to the Company) equal to the Option Price for the shares of Stock purchased pursuant to the exercise of the Option plus the amount (if any) of federal and/or other taxes which the Company may, in its judgment, be required to withhold with respect to the exercise of the Option. An attempt to exercise any Option granted hereunder other than as set forth above shall be invalid and of no force and effect. Promptly after the exercise of an Option and the payment in full of the Option Price of the shares of Stock covered thereby, the Company shall deliver to the person exercising the Option a certificate or certificates for the shares being purchased.

                  5. Limitations on Transfer. The Option is not transferable by the Optionee, other than by will or the laws of descent and distribution in the event of death of the Optionee.

                  6. Rights as Shareholder. Neither the Optionee nor any executor, administrator, distributee or legatee of the Optionee's estate shall be, or have any of the rights or privileges of, a shareholder of the Company in respect of any shares transferable hereunder unless and until such shares have been fully paid and certificates representing such shares have been endorsed, transferred and delivered, and the name of the Optionee (or of such executor, administrator, distributee or legatee of the Optionee's estate) has been entered as the shareholder of record on the books of the Company. If the Option is exercised prior to the date that is six months from the later of (i) the date of grant of the Option or (ii) the date of shareholder approval of the amendment to the Plan adopted on December 20, 1995 and the individual exercising the Option is a reporting person under Section 16(a) of the Exchange Act, then the certificate or certificates for Stock acquired as a result of the exercise of the Option shall bear a legend restricting the transfer of the Stock covered thereby until the expiration of six months from the date specified in clause (i) above or the date specified in clause (ii) above, whichever is applicable to such shares of Stock.

                  7.       Effect of Changes in Capitalization.

                  A. Changes in Stock.  If the  outstanding  shares of Stock are increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of any recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend or other distribution payable in capital stock, or other increase or decrease in such shares effected without receipt of consideration by the Company, the number and kinds of shares for the purchase of which Options may be granted under the Plan shall be adjusted proportionately and accordingly by the Company. In addition, the number and kind of shares for which Options are outstanding shall be adjusted proportionately and accordingly so that the proportionate interest of the holder of the Option immediately following such event shall, to the extent practicable, be the same as immediately prior to such event. Any such adjustment in outstanding Options shall not change the aggregate Option Price payable with respect to shares subject to the unexercised portion of the Option outstanding but shall include a corresponding proportionate adjustment in the Option Price per share.

                  B. Reorganization in Which the Company Is the Surviving Corporation. Subject to Subsection C hereof, if the Company shall be the surviving corporation in any reorganization, merger, or consolidation of the Company with one or more other corporations, any Option theretofore granted pursuant to the Plan shall pertain to and apply to the securities to which a holder of the number of shares of Stock subject to such Option would have been entitled immediately following such reorganization, merger, or consolidation, with a corresponding proportionate adjustment of the Option Price per share so that the aggregate Option Price thereafter shall be the same as the aggregate Option Price of the shares remaining subject to the Option immediately prior to such reorganization, merger, or consolidation.

                  C. Reorganization in Which the Company Is Not the Surviving Corporation or Sale of Assets or Stock. Upon the dissolution or liquidation of the Company, or upon a merger, consolidation or reorganization of the Company with one or more other corporations in which the Company is not the surviving corporation, or upon a sale of all or substantially all of the assets of the Company to another corporation, or upon any transaction (including, without limitation, a merger or reorganization in which the Company is the surviving corporation) approved by the Board which results in any person or entity owning eighty percent (80%) or more of the combined voting power of all classes of stock of the Company, the Option hereunder shall terminate, except to the extent provision is made in connection with such transaction for the continuation and/or the assumption of the Option, or for the substitution for the Option of new options covering the stock of a successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and exercise prices, in which event the Plan and Options theretofore granted shall continue in the manner and under the terms so provided. The Board shall send written notice of an event that will result in such a termination to all individuals who hold Options not later than the time at which the Company gives notice thereof to its shareholders (provided, however, that the options shall terminate only the consummation or occurrence of such event).

                  D. Fractional Shares. No fractional shares of Stock or units of other securities shall be issued pursuant to any such adjustment, and any fractions resulting from any such adjustment shall be eliminated in each case by rounding downward to the nearest whole share or unit.

                  8. General Restrictions. The Company shall not be required to sell or issue any shares of Stock under the Option if the sale or issuance of such shares would constitute a violation by the individual exercising the Option or by the Company of any provision of any law or regulation of any governmental authority, including without limitation any federal or state securities laws or regulations. If at any time the Company shall determine, in its discretion, that the listing, registration or qualification of any shares subject to the Option upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, the issuance or purchase of shares hereunder, the Option may not be exercised in whole or in part unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Company, and any delay caused thereby shall in no way affect the date of termination of the Option. Specifically in connection with the Securities Act of 1933 (as now in effect or as hereafter amended), unless a registration statement under such Act is in effect with respect to the shares of Stock covered by the Option, the Company shall not be required to sell or issue such shares unless the Company has received evidence satisfactory to it that the holder of the Option may acquire such shares pursuant to an exemption from registration under such Act. Any determination in this connection by the Company shall be final, binding, and conclusive. The Company may, but shall in no event be obligated to, register any securities covered hereby pursuant to the Securities Act of 1933 (as now in effect or as hereafter amended). The Company shall not be obligated to take any affirmative action in order to cause the exercise of the Option or the issuance of shares pursuant thereto to comply with any law or regulation of any governmental authority. As to any jurisdiction that expressly imposes the requirement that the Option shall not be exercisable unless and until the shares of Stock covered by the Option are registered or are subject to an available exemption from registration, the exercise of the Option (under circumstances in which the laws of such jurisdiction apply) shall be deemed conditioned upon the effectiveness of such registration or the availability of such an exemption.

                  9. Withholding of Taxes. The parties hereto recognize that the Company or a subsidiary may be obligated to withhold federal and local income taxes and Social Security taxes to the extent that the Optionee realizes ordinary income in connection with the exercise of the Option or in connection with a disposition of any shares of Stock acquired by exercise of the Option. The Optionee agrees that the Company or a subsidiary may withhold amounts needed to cover such taxes from payments otherwise due and owing to the Optionee, and also agrees that upon demand the Optionee will promptly pay to the Company or a subsidiary having such obligation any additional amounts as may be necessary to satisfy such withholding tax obligation. Such payment shall be made in cash or by certified check payable to the order of the Company or a subsidiary.

                  10.   Disclaimer  of  Rights.  No  provision  in  this  Option
Agreement shall be construed to confer upon the Optionee the right to be employed by the Company or any subsidiary, or to interfere in any way with the right and authority of the Company or any subsidiary either to increase or decrease the compensation of the Optionee at any time, or to terminate any employment or other relationship between the Optionee and the Company or any subsidiary.

                  11. Interpretation of this Option Agreement. In the event that there is any inconsistency between the provisions of this Option Agreement and of the Plan, the provisions of the Plan shall govern.

                  12. Governing Law. This Option Agreement is executed pursuant to and shall be governed by the laws of the Commonwealth of Virginia (but not including the choice of law rules thereof).

                  13.  Date of  Grant.  The date of grant  of this  Option  is .
------------- -----------------

                  14. Notification of Disposition. The Optionee agrees to notify the Company in writing of any disposition of shares of Stock acquired by the Optionee pursuant to the exercise of this Option within 30 days of such disposition.15. 14. Approval by Shareholders. This Option Agreement and the issuance of any shares under it are expressly subject to the approval of the amended Plan by the shareholders of the Company as provided for therein. The Option shall not in any event be exercisable in whole or in part prior to the date the Plan is approved by the shareholders of the Company as provided for therein.

                  16 15. Binding Effect. Subject to all restrictions provided for in this Option Agreement and by applicable law relating to assignment and transfer of this Option Agreement and the option rights provided for herein, this Option Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors, and assigns.

                  17 16. Notice. Any notice hereunder by the Optionee to the Company shall be in writing and shall be deemed duly given if mailed or delivered to the Company at its principal office, addressed to the attention of the Secretary of the Company, or if so mailed or delivered to such other address as the Company may hereafter designate by notice to the Optionee. Any notice hereunder by the Company to the Optionee shall be in writing and shall be deemed duly given if mailed or delivered to the Optionee at the address specified below by the Optionee for such purpose, or if so mailed or delivered to such other address as the Optionee may hereafter designate by written notice given to the Company.

                  18 17. Entire Agreement. This Option Agreement constitutes the entire agreement and supersedes all prior understandings and agreements, written or oral, of the parties hereto with respect to the subject matter hereof.
Neither this Option Agreement nor any term hereof may be amended, waived, discharged or terminated except by a written instrument signed by the Company and the Optionee; provided, however, that the Company unilaterally may waive any provision hereof in writing to the extent that such waiver does not adversely affect the interests of the Optionee hereunder or otherwise cause the Option granted hereunder not to qualify as an "incentive stock option" within the meaning of Section 422A of the Code, but no such waiver shall operate as or be construed to be a subsequent waiver of the same provision or a waiver of any other provision hereof.

                  IN WITNESS WHEREOF, the parties hereto have duly executed this Option Agreement, or caused this Option Agreement to be duly executed on their behalf, as of the day and year first above written.


ATTEST:                                                    MICROLOG CORPORATION


                                                 By:

Title:                                                        Title:


                                          OPTIONEE:



                                ADDRESS FOR NOTICE TO OPTIONEE:



                               Number              Street



                              City                  State            Zip Code