Form 10-K/A
period 1995-10-31
MICROLOG CORP
filed 1996-02-29
CIK 792094

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

                      Research and Development Expenditures

                    (In thousands, except percentage amounts)

                                                    Year Ended October 31,
                                                    ----------------------

                                                 1993       1994          1995
                                                 ----       ----          ----
Research and development expense               $1,512       $1,644       $1,592

         Percentage of voice
           processing net sales                    11%          16%          11%
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

(a)(3)  Exhibits

Exhibit
Number                                 Description
------                                 -----------

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

---------

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