Form 10-Q
period 1996-01-31
MICROLOG CORP
filed 1996-03-13
CIK 792094

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended January 31, 1996 Commission file No. 0-14880

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



                               YES [X]  NO [ ]


     As of March 12, 1996 3,985,022 shares of common stock were outstanding.


                              MICROLOG CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                            January 31     October 31,
                                                               1996           1995
ASSETS

Current assets:
    Cash and cash equivalents                             $    321,708   $    922,763
    Receivables, net                                         3,317,417      2,948,538
    Receivable from related party                              117,464         97,622
    Inventories                                              1,775,359      1,436,889
    Other current assets                                       301,139        110,365
                                                            ----------    -----------
    Total current assets                                     5,833,087      5,516,177

Fixed assets, net                                            2,959,420      3,006,528
Licenses, net                                                  495,238        523,810
Other assets                                                   192,540        232,491
Goodwill, net                                                  129,105        146,710
                                                            ----------    -----------
     Total assets                                          $ 9,609,390    $ 9,425,716
                                                            ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                     $          0    $    45,455
    Borrowings under line-of-credit agreement                  250,000
    Accounts payable                                         1,300,924      1,388,122
    Accrued compensation and related expenses                2,005,200      2,103,316
    Other accrued expenses                                     889,621      1,230,310
                                                            ----------     ----------
    Total current liabilities                                4,445,745      4,767,203

Deferred officers' compensation                                266,241        269,218
Other liabilities                                              199,105        227,641
                                                            ----------     ----------
     Total liabilities                                       4,911,091      5,264,062
                                                            ----------     ----------
Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000
        shares authorized, no shares issued                          0              0
    Common stock, $.01 par value, 10,000,000 shares
        authorized, 4,566,836 and 4,507,968 shares issued       45,668         45,079
    Capital in excess of par value                          15,086,250     15,015,344
    Treasury stock, at cost, 601,870 shares                 (1,176,537)    (1,176,537)
    Accumulated deficit                                     (9,257,082)    (9,722,232)
                                                            ----------     ----------
    Total stockholders' equity                               4,698,299      4,161,654
                                                            ----------     ----------
    Total liabilities and stockholders' equity             $ 9,609,390    $ 9,425,716
                                                            ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (Unaudited)



                                            For The Three Months
                                              Ended January 31,
                                             1996          1995
                                             ----          ----

Net sales                              $  5,915,273  $  5,428,806
                                       ------------  ------------

Costs and expenses:
    Cost of sales                         3,493,180     3,335,905
    Selling, general and
      administrative                      1,513,766     1,434,268
    Research and development                411,638       377,659
                                       ------------  ------------
                                          5,418,584     5,147,832
                                       ------------  ------------

Operating income                            496,689       280,974

Net other income (expense)                  (28,609)      (17,130)
                                       ------------  ------------
Income before income taxes                  468,080       263,844

Provision for income taxes                    2,930             0
                                       ------------  ------------
Net income                                  465,150       263,844

Accumulated deficit:
     at beginning of period              (9,722,232)  (11,109,363)
                                       ------------  ------------
     at end of period                  $ (9,257,082) $(10,845,519)
                                       ============  ============

Weighted average shares outstanding       4,397,058     3,880,498
                                       ------------  ------------

Income per common share                  $     0.11  $       0.07
                                       ============  ============

     See accompanying notes to condensed consolidated financial statements.


                  MICROLOG CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (Unaudited)

                                                             For the            For the
                                                          Three Months       Three Months
                                                              Ended              Ended
                                                         January 31, 1996   January 31, 1995
                                                         ----------------   ----------------
Cash flows from operating activities:
     Net income                                           $     465,150        $   263,844
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation                                           128,994            219,204
         Amortization of goodwill and other                      46,177             68,678
         Loss from disposition of fixed assets                    1,946                  0
         Changes in assets and liabilities:
            Receivables                                        (388,721)          (330,470)
            Inventories                                        (338,470)          (128,475)
            Other current assets                               (190,774)           (32,989)
            Accounts payable and accrued expenses              (526,003)          (153,546)
            Deferred officers' compensation                      (2,977)
            Other liabilities                                   (28,536)           (42,573)
                                                             ----------          ---------
      Net cash used in operating activities                    (833,214)          (136,327)
                                                             ----------          ---------
Cash flows from investing activities:
     Purchases of fixed assets                                  (83,832)          (134,865)
     Other assets                                                39,951             10,319
                                                             ----------          ---------
     Net cash used in investing activities                      (43,881)          (124,546)
                                                             ----------          ---------
Cash flows from financing activities:
     Reduction of long-term debt                                (45,455)          (181,455)
     Borrowings under line-of-credit agreement                  250,000                  0
     Issuance of common stock                                    71,495                  0
                                                             ----------          ---------
     Net cash provided by (used in) financing activities        276,040           (181,455)
                                                             ----------          ---------
Cash and cash equivalents:
     Net increase (decrease) during period                     (601,055)          (442,328)
     Balance at beginning of period                             922,763          1,166,194
                                                             ----------          ---------
     Balance at end of period                             $     321,708        $   723,866
                                                             ==========          =========


     See accompanying notes to condensed consolidated financial statements.


                              MICROLOG CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               JANUARY 31, 1996 (unaudited) and OCTOBER 31, 1995


General
-------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog
Corporation (the Company) as of January 31, 1996 and October 31, 1995, and the results of their operations and cash flows for the three month period ended
January 31, 1996. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending
October 31, 1996.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog
Corporation's Annual Report on Form 10-K for the year ended.


Note 1 - Inventories
--------------------
Inventories consist of the following:                  (Unaudited)
                                                       January 31,    October 31,
                                                           1996           1995

       Components and finished goods                   $ 2,491,938    $ 1,999,192
       Work-in-process                                     717,327        492,312
                                                       -----------    -----------
                                                         3,209,265      2,491,504
       Less: reserve for obsolescence                   (1,433,906)    (1,054,615)
                                                       -----------    -----------
                                                       $ 1,775,359    $ 1,436,889
                                                       ===========    ===========
Note 2 - Fixed Assets
---------------------
The cost of property and equipment consists of the following:
                                                       (Unaudited)
                                                       January 31,    October 31,
                                                           1996           1995

       Land                                            $   520,000   $    520,000
       Buildings and improvements                        2,532,567      2,532,567
       Furniture and equipment                           3,264,906      3,621,890
       Vehicles                                             23,642         23,642
       Leasehold improvements                              176,266        211,021
                                                       -----------    -----------
                                                         6,517,381      6,909,120
       Less: accumulated depreciation and amortization  (3,557,961)    (3,902,592)
                                                       -----------    -----------
                                                       $ 2,959,420   $  3,006,528
                                                       ===========    ===========
Note 3 - Restructuring of Operations
------------------------------------

The following table sets forth the Company's restructuring reserves for the three months ended January 31, 1996.



                                     Asset
                                  Writedowns    Facilities       Other          Total
                                  ----------    ----------       -----          -----
Reserve balance, October 31,      $   10,402    $ 174,889     $  52,459     $  237,750

Cash payments                                     (14,613)      (22,482)       (37,095)

Non-cash items                       (10,402)           0             0        (10,402)
                                  ----------    ---------     ---------     ----------
Reserve balance, January 31,      $        0    $ 160,276     $  29,977     $  190,253
                                  ==========    =========     =========     ==========

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's condensed consolidated statements of income and retained earnings:




                                            PERCENTAGE OF TOTAL REVENUES


                                                              Three Months Ended
                                                                     January 31,

                                                               1996              1995
                                                               ----              ----
Revenues
 Voice processing                                               66.0%            60.8%
 Performance analysis and support services                      34.0%            39.2%

   Total                                                       100.0%           100.0%

Costs and expenses
 Cost of sales                                                  59.1%            61.4%
 Selling, general and administrative                            25.5%            26.4%
 Research and development                                        7.0%             7.0%

   Total                                                        91.6%            94.8%

Operating income                                                 8.4%             5.2%

Interest and other expense, net                                  0.5%             0.3%

Income before income taxes                                       7.9%             4.9%

Provision for income taxes                                       0.0%             0.0%

Net income                                                       7.9%             4.9%

RESULTS OF OPERATIONS

The Company had a net income of $465,000 ($.11 per share) for the quarter ended January 31, 1996 as compared to a net income of $264,000 ($.07 per share) for the comparable period in fiscal 1995. The improvement in earnings is primarily attributable to an increase in voice processing sales as well as a reduction in cost of sales.

NET SALES

Net sales for the quarter ending January 31, 1996 were $5.9 million, which represents an increase of 9% as compared to $5.4 million of net sales in the quarter ending January 31, 1995. This increase is attributable to an increase in voice processing sales.

VOICE PROCESSING NET SALES

The Company's voice processing net sales increased 18% for the quarter ended January 31, 1996 to $3.9 million, from $3.3 million in the comparable quarter in fiscal 1995. This increase is primarily attributable to an increase of 22% in sales to government customers and an increase of 279% in sales to commercial customers.

The Company is pursuing various strategies that it believes will increase sales in its voice processing division. These strategies include the introduction of additional features that will enhance the global marketability of Intela, pursuit of large government procurements, marketing of its Retail Solution product, development of new applications solutions for commercial markets, and expansion of third party distributors in the US, Europe, Asia, and the Far East. Microlog believes that technological improvements to its products and development of new applications are essential if the Company is to increase its voice processing revenues. The Company believes that its Intela Interactive Information Response ("IIR") system is gaining acceptance in government, commercial and international markets and the Company expects Intela to pass the VCS 3500 as its principal product in percent of sales.

As of January 31, 1996, the Company had a backlog of existing orders for voice processing systems totaling $2.3 million. By comparison, the backlog as of January 31, 1995 was $3.2 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on any customer delivery schedules and any customization needed for VCS 3500 or VCS Intela applications. The Company anticipates that most of the outstanding orders at January 31, 1996 will be shipped and the sales recognized during fiscal 1996. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Net sales from performance analysis and support services were $2.0 million for the quarter ended January 31, 1996 as compared to $2.1 million for the same period in fiscal 1995. This decrease was attributable to inclement weather in January 1996, which resulted in no performance analysis and support services being performed for three business days during the quarter.

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

As of January 31, 1996, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $8.5 million. By comparison, the backlog as of January 31, 1995 was $4.1 million. The increase in backlog is primarily attributable to a significant multi-year award and increased funding levels on existing or new contracts. The Company anticipates that these services will be provided during the next three fiscal years. Of the $8.5 million of backlog at January 31, 1996, $2.2 million will be recognized as sales beyond fiscal 1996. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $3.5 million or 59.1% of net sales for the quarter ended January 31, 1996 as compared to $3.3 million or 61.4% of net sales for the comparable period in fiscal 1995. The decrease in cost of sales as a percentage of net sales is primarily attributable to the higher percentage of voice processing net sales for the quarter as compared to performance analysis and support services net sales. Performance analysis and support services has a significantly higher cost of sales compared to voice processing.

Selling,  general and administrative  expenses were $1.6 million or 25.5% of net sales as compared to $1.4 million or 26.4% of net sales for the comparable period in fiscal 1995. The Company expects that selling, general and administrative expenses during fiscal 1996 will be slightly more than those incurred in fiscal 1995 as the Company seeks to attract additional customers for its products and services.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. Research and development expenses were $412,000 or 7.0% of net sales for the quarter ended January 31, 1996 as compared to $378,000 or 7.0% of net sales for the comparable period in fiscal 1995. The Company expects that research and development expenses during fiscal 1996 will be slightly more than those incurred in fiscal 1995 as the Company continues to develop new products and enhance its existing products. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

INTEREST AND OTHER EXPENSE, NET

Net other expense was $28,000 for the quarter ended January 31, 1996 as compared to $17,000 for the same period in fiscal 1995. Net other expense consisted primarily of closing costs on the line of credit facility and interest expense on short term borrowings.

PROVISION FOR INCOME TAXES

The Company has exhausted its ability to carry losses back for income tax refunds. However, net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $9.0 million and $156,000, respectively, will be available to offset taxes generated from future taxable income. These potential future tax benefits have not been reflected in the financial statements since realization is not assured. Tax expense for the three months ended January 31, 1996 relates to state income taxes and alternative minimum tax for federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of January 31, 1996 was $1,387,000 as compared to $749,000 as of October 31, 1995. The increase in working capital is primarily attributable to the net income in the first quarter. Cash, and cash equivalents, as of January 31, 1996 were $322,000 as compared to $923,000 as of October 31, 1995. The decline in cash is primarily attributable to payments of accounts payable and accrued expenses of $526,000 and purchases of inventory of $338,000.

The Company utilized its line of credit during the quarter to meet its requirements for working capital. The outstanding borrowings at January 31, 1996 were $250,000.

Accounts receivable as of January 31, 1996 were $3.4 million, as compared to $3.0 million as of October 31, 1995. Included in the January 31, 1996 balance is a related party receivable of $117,000 relating to the sale of voice processing products and services to American Computer, of which a former member of the Board of Directors is an executive officer and of which a member of the Board of Directors is a director. Payment of $81,000 was received from American Computer in February, 1996.

Net fixed assets as of January 31, 1996 were $3.0 million, as compared to $3.0 million as of October 31, 1995. Goodwill as of January 31, 1996 was $129,000 as compared to $147,000 at October 31, 1995.

In December 1995, the Company entered into a new line of credit facility with a bank. The Company can borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% and contains a 1/2 of 1% commitment fee on the average unused portion of the line. The Company paid a one-time origination fee of $10,000 in December 1995. The line of credit subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a ratio of total liabilities to tangible net worth, and a current ratio. There are restrictions on merger or acquisitions, payment of dividends, and certain restrictions on additional borrowings.

The Company is currently negotiating a loan agreement with the same bank for an additional $1,000,000 for working capital. The agreement is to be secured by the Company's building, to bear interest at the bank's prime rate plus 0.5%, and to contain a 0.5% fee on the average unused portion of the loan. This loan agreement is to contain the same restrictive covenants as the $2 million line of credit.

ITEM 1   Legal Proceedings
         None.

ITEM 2   Changes in Securities
         None.

ITEM 3   Submission of Matters to a Vote of Security Holders
         None.

ITEM 4   Other Information
         None.

ITEM 5   Exhibits and Reports on Form 8-K
         None.

                                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MICROLOG CORPORATION


                                        BY       /s/ Joe J. Lynn
                                                 ---------------------
                                                 Joe J. Lynn
                                                 Chief Executive Officer


                                        BY       /s/ Steven R. Delmar
                                                 ---------------------
                                                 Steven R. Delmar
                                                 Executive Vice President and
                                                  Chief Financial Officer
      March 12, 1996
-----------------------
          DATE