Form 10-Q
period 1996-04-30
MICROLOG CORP
filed 1996-06-11
CIK 792094

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



        For the Quarter Ended April 30, 1996 Commission file No. 0-14880

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



                             YES   X       NO
                                 -----        ------

     As of June 3, 1996, 4,095,964 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    (Unaudited)
                                                                                     April 30,              October 31,
                                                                                       1996                    1995
                                                                                 ------------------   ------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                             $304,728                   $922,763
    Receivables, net                                                                     3,767,529                  3,046,160
    Inventories                                                                          2,066,147                  1,436,889
    Other current assets                                                                   184,907                    110,365
                                                                                 ------------------   ------------------------

    Total current assets                                                                 6,323,311                  5,516,177

Fixed assets, net                                                                        2,962,650                  3,006,528
Licenses, net                                                                              466,667                    523,810
Other assets                                                                               149,362                    232,491
Goodwill, net                                                                              111,500                    146,710
                                                                                 ------------------   ------------------------

     Total assets                                                                      $10,013,490                 $9,425,716
                                                                                 ==================   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                           $0                    $45,455
    Borrowings under line-of-credit agreement                                              150,000                          0
    Accounts payable                                                                       979,491                  1,388,122
    Accrued compensation and related expenses                                            2,149,306                  2,103,316
    Other accrued expenses                                                                 864,860                  1,230,310
                                                                                 ------------------   ------------------------

     Total current liabilities                                                           4,143,657                  4,767,203

Deferred officers' compensation                                                            263,265                    269,218
Other liabilities                                                                          170,831                    227,641
                                                                                 ------------------   ------------------------

     Total liabilities                                                                   4,577,753                  5,264,062
                                                                                 ------------------   ------------------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued                                                             0                          0
    Common stock, $.01 par value, 10,000,000 shares authorized,
        4,675,704 and 4,507,968 shares issued                                               46,757                     45,079
    Capital in excess of par value                                                      15,251,466                 15,015,344
    Treasury stock, at cost, 601,870 shares                                            (1,176,537)                (1,176,537)
    Accumulated deficit                                                                (8,685,949)                (9,722,232)
                                                                                 ------------------   ------------------------

    Total stockholders' equity                                                           5,435,737                  4,161,654
                                                                                 ------------------   ------------------------

    Total liabilities and stockholders' equity                                         $10,013,490                 $9,425,716
                                                                                 ==================   ========================

     See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION


      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                   (Unaudited)



                                                     For The Three Months                       For The Six Months
                                                       Ended April 30,                           Ended April 30,
                                                   1996                1995                  1996                1995
                                             ------------------  -----------------     ------------------   ----------------

Net sales                                           $6,537,208         $5,306,899            $12,452,481        $10,735,705
                                             ------------------  -----------------     ------------------   ----------------


Costs and expenses:
    Cost of sales                                    3,675,608          3,008,931              7,168,788          6,344,836
    Selling, general and administrative              1,731,948          1,559,988              3,245,714          2,994,256
    Research and development                           535,038            397,643                946,676            775,302
                                             ------------------  -----------------     ------------------   ----------------

                                                     5,942,594          4,966,562             11,361,178         10,114,394
                                             ------------------  -----------------     ------------------   ----------------


Operating income                                       594,614            340,337              1,091,303            621,311

Net other income (expense)                            (12,011)           (37,646)               (40,620)           (54,776)
                                             ------------------  -----------------     ------------------   ----------------

Income before income taxes                             582,603            302,691              1,050,683            566,535

Provision for income taxes                              11,470                  0                 14,400                  0
                                             ------------------  -----------------     ------------------   ----------------

Net income                                             571,133            302,691              1,036,283            566,535

Accumulated deficit:
     at beginning of period                        (9,722,232)       (10,845,519)            (9,722,232)       (11,109,363)
                                             ------------------  -----------------     ------------------   ----------------

     at end of period                             $(9,151,099)      $(10,542,828)           $(8,685,949)      $(10,542,828)
                                             ==================  =================     ==================   ================


Weighted average shares outstanding                  4,541,464          3,960,301              4,469,261          3,920,399
                                             ------------------  -----------------     ------------------   ----------------


Income per common share                                  $0.13              $0.08                  $0.23              $0.14
                                             ==================  =================     ==================   ================


     See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Unaudited)

                                                                    For the                   For the
                                                                  Six Months                 Six Months
                                                                     Ended                     Ended
                                                                April 30, 1996             April 30, 1995
                                                               ------------------        -------------------
Cash flows from operating activities:
     Net income                                                       $1,036,283                   $566,535
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation                                                    267,897                    210,647
         Amortization of goodwill and other                               92,353                    137,356
         Loss from disposition of fixed assets                             1,946
         Changes in assets and liabilities:
            Receivables                                                (721,369)                  (528,319)
            Inventories                                                (629,258)                  (320,679)
            Other current assets                                        (74,542)                    (8,377)
            Accounts payable and accrued expenses                      (728,091)                    (8,510)
            Deferred officers' compensation                              (5,953)
            Other liabilities                                           (56,810)                  (103,574)
                                                               ------------------        -------------------

      Net cash used in operating activities                            (817,544)                   (54,921)
                                                               ------------------        -------------------

Cash flows from investing activities:
     Purchases of fixed assets                                         (225,965)                  (309,248)
     Proceeds from sale of fixed assets                                                               3,009
     Other assets                                                         83,129                   (22,865)
                                                               ------------------        -------------------

      Net cash used in investing activities                            (142,836)                  (329,104)
                                                               ------------------        -------------------

Cash flows from financing activities:
     Reduction of long-term debt                                        (45,455)                  (262,909)
     Borrowings under line-of-credit agreement                           150,000
     Issuance of common stock                                            237,800                        112
                                                               ------------------        -------------------

     Net cash provided by (used in) financing activities                 342,345                  (262,797)
                                                               ------------------        -------------------

Cash and cash equivalents:
     Net increase (decrease) during period                             (618,035)                  (646,822)
     Balance at beginning of period                                      922,763                  1,166,194
                                                               ------------------        -------------------

     Balance at end of period                                           $304,728                   $519,372
                                                               ==================        ===================


     See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 APRIL 30, 1996 (unaudited) and OCTOBER 31, 1995


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Microlog Corporation as of April 30, 1996 and October 31, 1995, and the results of its operations and cash flows for the six month period ended April 30, 1996. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Statements in Microlog Corporation's Annual Report and Form 10-K for the year ended October 31, 1995.


Note 1 - Inventories
- --------------------

Inventories consist of the following:        (Unaudited)
                                              April 30,      October 31,
                                                1996             1995
                                         --------------    ---------------

       Components and finished goods        $2,389,410       $1,999,192
       Work-in-process                         668,837          492,312
                                         --------------    ---------------

                                             3,058,247        2,491,504
       Less: reserve for obsolescence        (992,100)      (1,054,615)
                                         --------------    ---------------

                                            $2,066,147       $1,436,889
                                         ==============    ===============

Note 2 - Fixed Assets
- ---------------------

The cost of property and equipment consists of the following:

                                                                      (Unaudited)
                                                                       April 30,           October 31,
                                                                         1996                  1995
                                                                   ------------------   -------------------

       Land                                                                 $520,000              $520,000
       Buildings and improvements                                          2,534,642             2,532,567
       Furniture and equipment                                             3,399,656             3,621,890
       Vehicles                                                               23,642                23,642
       Leasehold improvements                                                181,575               211,021
                                                                   ------------------   -------------------

                                                                           6,659,515             6,909,120
       Less: accumulated depreciation and amortization                   (3,696,865)           (3,902,592)
                                                                   ------------------   -------------------

                                                                          $2,962,650            $3,006,528
                                                                   ==================   ===================

Note 3 - Restructuring of Operations
- ------------------------------------


The following table set forth the Company's restructuring reserves for the six months ended April 30, 1996.


                                                         Asset
                                                       Writedowns      Facilities         Other             Total
                                                  ---------------------------------------------------------------------

Reserve balance, October 31, 1995                         $10,402        $174,889         $52,459             $237,750

Cash payments                                                            (28,598)        (44,964)            $(73,562)

Non-cash items                                           (10,402)                                            $(10,402)
                                                  ---------------------------------------------------------------------
                                                  =====================================================================
Reserve balance, April 30, 1996                               $0        $146,291          $7,495             $153,786
                                                  =====================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, manufactures, markets, and supports a complete line of UNIX- and DOS-based voice processing systems and application solutions which allow users to store, retrieve and transmit digitized voice messages and to access information on computer data bases. The Company's voice processing products include the VCS Intela, Retail Solutions (APRS(R)), VCS 3500, and CallStar(R) models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enables the systems to perform multiple voice processing applications.

The Company also provides performance analysis and technical and administrative support services ("performance analysis") through its wholly-owned subsidiary, Old Dominion Systems Inc. of Maryland, primarily to the Applied Physics Laboratory ("APL"), a prime contractor to the U.S. Navy.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's condensed consolidated statements of income and retained earnings:

                                             PERCENTAGE OF TOTAL REVENUES

                                                              Three Months Ended                     Six Months Ended
                                                                   April 30,                             April 30,
                                                              1996          1995                    1996            1995
                                                              ----          ----                    ----            ----
Revenues
 Voice processing                                            61.3%         59.6%                   63.5%          60.2%
 Performance analysis and support services                   38.7%         40.4%                   36.5%          39.8%
                                                            ------       -------                 -------        -------

   Total                                                    100.0%        100.0%                  100.0%         100.0%

Costs and expenses
 Cost of sales                                               56.2%         56.7%                   57.6%          59.1%
 Selling, general and administrative                         26.5%         29.4%                   26.0%          27.8%
 Research and development                                     8.2%          7.5%                    7.6%           7.3%
                                                          --------      --------                --------       --------

   Total                                                     90.9%         93.6%                   91.2%          94.2%
                                                           -------       -------                 -------        -------

Operating income                                              9.1%          6.4%                    8.8%           5.8%

Interest and other expense, net                               0.2%          0.7%                    0.4%           0.5%
                                                           -------       -------                --------       --------


Income before income taxes                                    8.9%          5.7%                    8.4%           5.3%

Provision for income taxes                                    0.2%          0.0%                    0.1%           0.0%
                                                           -------      --------                --------        -------

Net income                                                    8.7%          5.7%                    8.3%           5.3%
                                                           =======       =======                 =======         ======

RESULTS OF OPERATIONS
- ---------------------

The Company had a net income of $571,000 ($.13 per share) for the quarter ended April 30, 1996 and a net income of $1,036,000 ($.23 per share) for the six months ended April 30, 1996. This compares to a net income of $303,000 ($.08 per share) and $567,000 ($.14 per share) for the comparable periods in fiscal 1995. The increase in earnings is primarily attributable to an increase in voice processing sales and performance analysis and support services sales.

NET SALES
- ---------

Net sales for the quarter ending April 30, 1996 were $6.5 million, which represents an increase of 23% as compared to $5.3 million of net sales in the quarter ending April 30, 1995. Net sales were $12.5 million for the six months ended April 30, 1996, which represents an increase of 17% as compared to $10.7 million of net sales for the six months ended April 30, 1995. The increase in net sales is primarily attributable to increases in voice processing net sales and performance analysis and support services sales.

VOICE PROCESSING NET SALES
- --------------------------

Net sales of voice processing products were $4.0 million for the quarter ended April 30, 1996, which represents a 25% increase from voice processing net sales of $3.2 million for the quarter ended April 30, 1995. Net sales were $7.9 million for the six months ended April 30, 1996, which represents a 22% increase from voice processing net sales for the six months ended April 30, 1995 of $6.5 million. The increase in sales for the six months ended June 30, 1996 is primarily attributable to an increase of 325% in sales of the Company's products to large multiple unit commercial customers and an increase of 55% in sales to international customers.

As of April 30, 1996, the Company had a backlog of existing orders for voice processing systems totaling $3.6 million. By comparison, the backlog as of April 30, 1995 was $3.3 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on any customer delivery schedules and customization needed for the particular VCS 3500 or VCS Intela applications. Of the $3.6 million of backlog at April 30, 1996, $1.3 million will be recognized as sales beyond fiscal 1996. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES
- ---------------------------------------------------

Net sales from performance analysis and support services were $2.5 million for the quarter ended April 30, 1996 which represents a 19% increase as compared to $2.1 million for the same period in fiscal 1995. Net sales were $4.5 million for the six months ended April 30, 1996, which represents a 5% increase as compared to $4.3 million for the same period in fiscal 1995. This increase is primarily attributable to increases in the level of work authorized under existing contracts from Johns Hopkins Applied Physics Laboratory (APL), the Company's principal customer for these services.

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

As of April 30, 1996, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $ 7.4 million. By comparison, the backlog as of April 30, 1995 was $3.1 million. The increase in backlog is primarily attributable to a significant multi-year award and increased funding levels on existing or new contracts. The Company anticipates that these services will be provided during the next three fiscal years. Of the $7.4 million of backlog at April 30, 1996, $2.2 million will be recognized as sales beyond fiscal 1996. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

COSTS AND EXPENSES
- ------------------

Cost of sales was $3.7 million or 56.2% of net sales for the quarter ended April 30, 1996, and $7.2 million or 57.6% of net sales for the six months ended April 30, 1996. By comparison, cost of sales was $3.0 million or 56.7% of net sales for the quarter ended April 30, 1995, and $6.3 million or 59.1% of net sales for the six months ended April 30, 1995. The decrease in cost of sales, as a percentage of net sales, is primarily attributable to the higher percentage of voice processing net sales as compared to performance analysis and support services net sales. Performance analysis and support services has a significantly higher cost of sales compared to voice processing.

Selling, general and administrative expenses were $1.7 million or 26.5% of net sales for the quarter ended April 30, 1996, as compared to $1.6 million or 29.4% of net sales for the quarter April 30, 1995. For the six months ended April 30, 1996, selling, general and administrative expenses were $3.2 million or 26.0% of net sales as compared to $3.0 million or 27.8% of net sales for the same six month period last year. The Company expects that the decrease in selling, general and administrative expenses, as a percentage of net sales, will continue to be the trend for the balance of fiscal 1996.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. Research and development expenses were $535,000 or 8.2% of net sales for the quarter ended April 30, 1996, as compared to $398,000 or 7.5% of net sales for the quarter ended April 30, 1995. For the six months ended April 30, 1996, research and development expenses were $947,000 or 7.6% of net sales as compared to $775,000 or 7.3% of net sales for the comparable six months ended April 30, 1995. The Company expects that research and development expenses during fiscal 1996 will be more than those incurred in fiscal 1995 as the Company continues to develop new products and enhance its existing products. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

INTEREST AND OTHER EXPENSE, NET
- -------------------------------

Net other expense was $12,000 and $41,000 for the quarter and six months ended April 30, 1996 as compared to $38,000 and $55,000 for the same periods last year. Net other expense consisted primarily of closing costs on the lines of credit facilities and interest expense on short term borrowings.

PROVISION FOR INCOME TAXES
- --------------------------

The Company has exhausted its ability to carry back losses for income tax refunds. However, net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $9.0 million and $156,000, respectively, at October 31, 1995, will be available to offset taxes generated from future taxable income. These potential future tax benefits have not been reflected in the financial statements since realization is not assured. Tax expense for the quarter and six months ended April 30, 1996 relates to state income taxes and alternative minimum tax for federal income taxes.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital as of April 30, 1996 was $2,180,000 as compared to $749,000 as of October 31, 1995. The increase in working capital is primarily attributable to the net income in the first six months of the year, as well as the issuance of additional common stock associated with the exercise of stock options. Cash and cash equivalents as of April 30, 1996 were $305,000 as compared to $923,000 as of October 31, 1995. The decline in cash is primarily attributable to payments of accounts payable and accrued expenses of $728,000 and purchases of inventory of $629,000.

The Company utilized its line of credit during the quarter to meet its requirements for working capital. The outstanding borrowings at April 30, 1996 were $150,000.

Accounts receivable as of April 30, 1996 were $3.8 million, as compared to $3.0 million as of October 31, 1995, the increase being due to the higher level of revenue in the most recent six months. Included in the April 30, 1996 balance is a related party receivable of $41,000 relating to the sale of voice processing products and services to American Computer, of which a former member of the Board of Directors is an executive officer and of which a member of the Board of Directors is a director.

Net fixed assets as of April 30, 1996 were $3.0 million, as compared to $3.0 million as of October 31, 1995. Goodwill as of April 30, 1996 was $112,000 as compared to $147,000 at October 31, 1995.

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

In April 1996, the Company added a $1,000,000 loan facility to its existing $2,000,000 line of credit. The agreement is secured by the Company's building, bears interest at the bank's prime rate plus 0.5%, and contains a 0.5% fee on the average unused portion of the loan. This loan agreement contains the same restrictive covenants as the $2 million line of credit. The agreement also allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, however, the note would be due in full on February 28, 1998.

ITEM 1   Legal Proceedings
         None

ITEM 2   Changes in Securities
         None.

ITEM 3   Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on March 26, 1996. At the meeting, David M. Gische and Richard A. Thompson were appointed to serve for three year terms as directors by a vote of, FOR 3,548,817 and 3,668,417, with 243,346 and 123,746 shares withholding authority, respectively. The appointment by the Board of Directors of the firm Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 996 was ratified by a vote of 3,771,513 in favor, with 11,215 shares voting AGAINST such ratification, and 8,735 shares abstaining. The 1995 Stock Option Plan with 1,000,000 shares of the Company's common stock reserved for issuance upon the exercise of options was approved by a vote of, FOR 2,218,829, with 202,021 shares voting AGAINST, and 29,992 shares withholding authority. Amendments to the Company's Non-Employee Director Stock Option Plan were approved by a vote of 2,334,823 FOR, with 84,221 AGAINST, and 31,798 shares abstaining.

ITEM 4   Other Information
         None.

ITEM 5   Exhibits and Reports on Form 8-K

         EX-10.13 Employment  Agreement  between  the  Company  and  Richard  A.
         Thompson

         EX-27    Financial Data Schedule




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MICROLOG CORPORATION



                                      BY  /s/ Richard A. Thompson
                                         ---------------------------------------
                                           Richard A. Thompson
                                           President and Chief Operating Officer



                                      BY   /s/ Steven R. Delmar
                                         ---------------------------------------
                                           Steven R. Delmar
                                           Executive Vice President and
                                           Chief Financial Officer

June 11, 1996
- -------------
    DATE