Form 10-Q
period 1996-07-31
MICROLOG CORP
filed 1996-09-16
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended July 31, 1996 Commission file No. 0-14880

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

 As of September 16, 1996, 4,190,034 shares of common stock were outstanding.

                                MICROLOG CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                               July 31, 30,       October 31,
                                                                   1996              1995
                                                           ---------------    -------------
ASSETS
Current assets:

    Cash and cash equivalents                                   $      330,38     $    922,763
    Receivables, Net                                                4,765,254        3,046,160
    Inventories                                                     2,083,219        1,436,889
    Other Current Assets                                              204,664          110,365
                                                                 --------------    -------------
    Total Current Assets                                            7,383,526        5,516,177

Fixed Assets, Net                                                   3,493,599        3,006,528
Licenses, Net                                                         438,095          523,810
Other Assets                                                          119,903          232,491
Goodwill, Net                                                         857,613          146,710
                                                                --------------    -------------
     Total Assets                                               $  12,292,736     $  9,425,716
                                                               ===============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

    Current Portion Of Long-term Debt                           $           0     $     45,455
    Borrowings Under Line-of-credit Agreement                         825,000                0
    Accounts Payable                                                1,384,016        1,388,122
    Accrued Compensation And Related Expenses                       1,842,318        2,103,316
    Other Accrued Expenses                                          1,204,913        1,230,310
                                                                 -------------    -------------
     Total Current Liabilities                                      5,256,247        4,767,203
Deferred Officers' Compensation                                       260,288          269,218
Other Liabilities                                                     140,848          227,641
                                                                 -------------    -------------
     Total Liabilities                                              5,657,383        5,264,062
                                                                 -------------    -------------

Stockholders' Equity:
    Serial Preferred Stock, $.01 Par Value, 1,000,000 Shares

    Authorized, No Shares Issued                                           0                0
    Common Stock, $.01 Par Value, 10,000,000 Shares
    Authorized, 4,790,921 And 4,507,968 Shares Issued                 47,909           45,079
    Capital In Excess Of Par Value                                15,903,643       15,015,344
    Treasury Stock, At Cost, 601,870 Shares                       (1,176,537)      (1,176,537)
    Accumulated Deficit                                           (8,139,662)      (9,722,232)
                                                                --------------    -------------
    Total Stockholders' Equity                                     6,635,353        4,161,654
                                                                --------------    -------------
    Total Liabilities And Stockholders' Equity                 $  12,292,736      $ 9,425,716
                                                                ==============    =============

     See accompanying notes to condensed consolidated financial statements.

                              MICROLOG CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                          (Unaudited)

                                          For The Three Months          For The Nine Months
                                             Ended July 31,               Ended July 31,
                                           1996          1995           1996          1995
                                        ----------    -----------    ----------    ----------
Net sales                             $  6,565,486   $  5,555,881  $ 19,017,967   $ 16,291,586
                                        ----------    -----------    ----------    -----------
Costs And Expenses:
  Cost Of Sales                          3,836,296      3,136,909    11,005,084      9,481,745
  Selling, General And Administrative    1,645,296      1,645,997     4,891,010      4,640,277
  Research And Development                 513,348        389,938     1,460,024      1,165,240
                                         ----------    -----------    ----------    -----------
                                         5,994,940      5,172,844    17,356,118     15,287,262
Operating Income                           570,546        383,037     1,661,849      1,004,324
Net Other Income (Expense)                  (3,678)       (21,345)      (44,298)       (76,121)
                                         ----------    -----------    ----------    -----------
Income before income taxes                 566,868        361,692     1,617,551        928,203
Provision for income taxes                  20,581              0        34,981              0
                                         ----------    -----------    ----------    -----------
Net income                                 546,287        361,692     1,582,570        928,203
Accumulated deficit:
     at beginning of period             (8,685,949)   (10,845,519)   (9,722,232)   (11,109,363)
                                         ----------    -----------    ----------    -----------
     at end of period                  $(8,139,662)  $(10,483,827) $ (8,139,662) $ (10,181,160)
                                         ==========    ===========    ==========    ===========

Weighted average shares outstanding      4,710,080      4,132,927     4,549,534      3,977,955
                                         ----------    -----------    ----------    -----------
Income Per Common Share                $      0.12   $       $.09  $       0.35  $        0.23
                                         ==========    ===========    ==========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           MICROLOG CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (UNAUDITED)

                                                                     For the                       For the
                                                                   Nine Months                   Nine Months
                                                                      Ended                         Ended
                                                                  July 31, 1996                 July 31, 1995
                                                               -------------------           --------------------
Cash flows from operating activities:
     Net income                                                 $      1,582,570              $        928,203
     Adjustments to reconcile net income to net cash
     Provided  by (used in) operating activities:
         Depreciation                                                    428,760                       338,588
         Amortization of goodwill and other                              149,296                       206,035
         Loss from disposition of fixed assets                             2,732                         3,009
Changes in assets and  liabilities  net of effects  from
purchase of phonatic International B.V.
            Receivables                                               (1,719,094)                     (206,706)
            Inventories                                                 (646,330)                     (372,168)
            Other current assets                                         (94,299)                        8,818
            Accounts payable and accrued expenses                       (290,501)                      (14,940)
            Deferred officers' compensation                               (8,930)
            Other liabilities                                            (86,793)                     (148,474)
                                                                  ----------------           -----------------
      Net cash (used in) provided by operating activities               (682,589)                      742,365
                                                                  ----------------           -----------------
Cash flows from investing activities:
     Purchases of fixed assets                                          (918,563)                     (458,210)
     Payment for purchase of Phonatic International B.V.                (774,484)
     Other assets                                                        112,588                        22,171
                                                                  ----------------           --------------------
     Net cash (used in) investing activities                          (1,580,459)                     (436,039)
                                                                  ----------------           --------------------
Cash flows from financing activities:
     Reduction of long-term debt                                         (45,455)                     (519,864)
     Net borrowings under line-of-credit agreement                       825,000
     Issuance of common stock                                            891,129                         9,475
                                                                  ----------------           --------------------
     Net cash provided by (used in) financing activities               1,670,674                      (510,389)
                                                                  ----------------           --------------------
Cash and cash equivalents:
     Net increase (decrease) during period                              (592,374)                     (204,063)
     Balance at beginning of period                                      922,763                     1,166,194
                                                                  ----------------           --------------------
     Balance at end of period                                   $        330,389            $          962,131
                                                               =================           ====================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 JULY 31, 1996 (UNAUDITED) AND OCTOBER 31, 1995

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Microlog Corporation as of July 31, 1996 and October 31, 1995, and the results of its operations and cash flows for the nine month period ended July 31, 1996. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1995.

Note 1 - Inventories

Inventories consist of the following:          (UNAUDITED)
                                                 July 31,        October 31,
                                                   1996              1995
                                              --------------    --------------

       Components and finished goods          $   2,029,362     $   1,999,192
       Work-in-process                              554,792           492,312
                                              --------------    --------------
                                                  2,584,154         2,491,504

       Less: reserve for obsolescence              (500,935)       (1,054,615)
                                              $   2,083,219     $   1,436,889

                                              ==============    ==============

Note 2 - Fixed Assets

The cost of property and equipment consists of the following:

                                                                 (Unaudited)
                                                                    July 31,        October 31,
                                                                     1996              1995
                                                                --------------    --------------
       Land                                                    $    520,000     $     520,000
       Buildings and improvements                                 2,548,478         2,532,567
       Furniture and equipment                                    4,073,292         3,621,890
       Vehicles                                                      23,642            23,642
       Leasehold improvements                                       185,828           211,021
                                                                --------------    --------------
                                                                  7,351,240         6,909,120

       Less: accumulated depreciation and amortization           (3,857,641)       (3,902,592)

                                                                --------------    --------------

                                                               $  3,493,599     $   3,006,528
                                                                ==============    ==============

NOTE 3 - RESTRUCTURING OF OPERATIONS

The following table sets forth the Company's restructuring reserves for the nine months ended July 31, 1996.

                                       Asset
                                      Writedowns       Facilities           Other             Total
                                  -------------------------------------------------------------------
Reserve balance, October 31, 1995   $   10,402    $      174,889    $       52,459    $       237,750
Cash Payments                                            (44,934)          (52,459)   $       (97,393)
Non-cash items                         (10,402)                                       $       (10,402)
                                   ------------------------------------------------------------------
Reserve balance, July 31, 1996      $        0    $      129,955    $            0    $       129,955
                                   ==================================================================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, manufactures, markets, and supports a complete line of UNIX and DOS-based voice processing systems and application solutions which allow users to store, retrieve and transmit digitized voice messages and to access information on computer data bases. The Company's voice processing products include the VCS Intela, Retail Solutions (APRS(R)), VCS 3500, and CALLSTAR models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enables the systems to perform multiple voice processing applications.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's condensed consolidated statements of income and retained earnings:

                          PERCENTAGE OF TOTAL REVENUES
                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JULY  31,                JULY 31,

                                                  1996        1995          1996         1995
                                                  ----        ----          ----         ----
Revenues
 Voice processing                                  60.9%      64.2%          62.6%     61.6%
 Performance analysis and support services         39.1%      35.8%          37.4%     38.4%
                                                 -------   -------         -------    -------

   Total                                          100.0%     100.0%         100.0%    100.0%

Costs and expenses

 Cost of sales                                     58.4%     56.5%           57.9%     58.2%
 Selling, general and administrative               25.1%     29.6%           25.7%     28.4%
 Research and development                           7.8%      7.0%            7.7%      7.2%
                                                --------  --------        --------  --------

   Total                                           91.3%     93.1%           91.3%     93.8%
                                                 -------   -------         -------   -------

Operating income                                    8.7%      6.9%            8.7%      6.2%

Interest and other expense, net                     0.1%      0.4%            0.2%      0.5%
                                                 -------   -------        --------  --------

Income before income taxes                          8.6%      6.5%            8.5%      5.7%

Provision for income taxes                          0.3%      0.0%            0.3%      0.0%
                                                 -------  --------        --------   -------

Net income                                          8.3%      6.5%            8.2%      5.7%
                                                 =======   =======         =======    ======

RESULTS OF OPERATIONS

The Company had net income of $546,000 ($.12 per share) for the quarter ended July 31, 1996 and net income of $1,583,000 ($.35 per share) for the nine months ended July 31, 1996. This compares to net income of $362,000 ($.09 per share) and $928,000 ($.23 per share), respectively, for the comparable periods in fiscal 1995. The increase in earnings is primarily attributable to increases both in voice processing sales and performance analysis and support services sales.

NET SALES

Net sales for the quarter ending July 31, 1996 were $6.6 million, which represents an increase of 18% as compared to $5.6 million of net sales in the quarter ending July 31, 1995. Net sales were $19.0 million for the nine months ended July 31, 1996, which represents an increase of 17% as compared to $16.3 million of net sales for the nine months ended July 31, 1995. The increase in net sales is primarily attributable to increases in both voice processing net sales and performance analysis and support services sales.

VOICE PROCESSING NET SALES

Net sales of voice processing products were $4.0 million for the quarter ended July 31, 1996, which represents an 11% increase from voice processing net sales of $3.6 million for the quarter ended July 31, 1995. Net sales were $11.9 million for the nine months ended July 31, 1996, which represents a 19% increase from voice processing net sales for the nine months ended July 31, 1995 of $10.0 million. The increase in sales for the quarter ended July 31, 1996 is primarily attributable to increases of 30% and 14% in sales of the Company's products and services to government and international customers. For the nine months ended July 31, 1996, the increase in sales were primarily attributable to increases of 11%, 153%, and 37% of sales of the Company's products and services to government, commercial, and international customers. Sales to commercial customers consisted primarily of sales of Microlog's Retail Solutions products to a small number of large multiple unit customers. The growth in international sales is attributable primarily to an increase in sales through certain of Microlog's international distributors and sales by Microlog's new European subsidiary, Microlog Europe, which was acquired in late June 1996 as discussed below.

As of July 31, 1996, the Company had a backlog of existing orders for voice processing systems totaling $3.1 million. By comparison, the backlog as of July 31, 1995 was $3.3 million. The Company has experienced fluctuations in its backlog during the past several fiscal years, attributable primarily to the seasonality of governmental purchases. Of the $3.1 million of backlog at July 31, 1996, approximately $1.3 million is expected to be recognized as sales beyond fiscal 1996. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Net sales from performance analysis and support services were $2.6 million for the quarter ended July 31, 1996 which represents a 30% increase as compared to $2.0 million for the same period in fiscal 1995. Net sales were $7.1 million for the nine months ended July 31, 1996, which represents a 13% increase as compared to $6.3 million for the same period in fiscal 1995. The increases are primarily attributable to increases in the level of work authorized under existing contracts from Johns Hopkins Applied Physics Laboratory (APL), the Company's principal customer for these services.

The Company is seeking to diversify its operations for performance analysis and support services by seeking contracts in non-defense related areas. Because of the lower profit margins allowed on contracts for performance analysis and support services and the Company's limited success to date in obtaining new contracts with contractors and agencies other than APL, the Company believes that this segment of its business is not likely to generate a substantial increase in profitability. Nevertheless, the Company believes that its performance analysis contracts are likely to continue to provide a stable source of sales for the Company. The Company does not anticipate that any additional changes in defense priorities or spending will result in any material adverse affect over the remainder of this fiscal year on its net sales from performance analysis and support services nor alter the manner in which it procures contracts for such services. However, there is no assurance that changes in defense priorities or continuing budget reductions will not cause such an effect during the fiscal year or thereafter.

As of July 31, 1996, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $6.5 million. By comparison, the backlog as of July 31, 1995 was $3.9 million. The increase in backlog is primarily attributable to a significant multi-year award and increased funding levels on existing or new contracts. The Company anticipates that these services will be provided during the next three fiscal years. Of the $6.5 million of backlog at July 31, 1996, approximately $4.1 million is expected to be recognized as sales beyond fiscal 1996. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $3.8 million or 58.4% of net sales for the quarter ended July 31, 1996, and $11.0 million or 57.9% of net sales for the nine months ended July 31, 1996. Cost of sales was $3.1 million or 56.5% of net sales for the quarter ended July 31, 1995, and $9.5 million or 58.2% of net sales for the nine months ended July 31, 1995. The increase in cost of sales as a percentage of net sales for the quarter ended July 31, 1996, as compared to the quarter ended July 31, 1995, is primarily attributable to the higher percentage of performance analysis and support services net sales as compared to voice processing net sales. Performance analysis and support services have a significantly higher cost of sales than voice processing.

Selling, general and administrative expenses were $1.6 million or 25.1% of net sales for the quarter ended July 31, 1996, as compared to $1.6 million or 29.5% of net sales for the quarter July 31, 1995. For the nine months ended July 31, 1996, selling, general and administrative expenses were $4.9 million or 25.7% of net sales, as compared to $4.6 million or 28.4% of net sales for the same nine month period last year. The Company expects that the decrease in selling, general and administrative expenses as a percentage of net sales will continue to be the trend for the balance of fiscal 1996. As sales increase selling, general and administrative expenses remain fixed.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. Research and development expenses were $513,000 or 7.8% of net sales for the quarter ended July 31, 1996, as compared to $390,000 or 7.0% of net sales for the quarter ended July 31, 1995. For the nine months ended July 31, 1996, research and development expenses were $1.5 million or 7.7% of net sales, as compared to $1.2 million or 7.2% of net sales for the nine months ended July 31, 1995. The Company expects that research and development expenses during fiscal 1996 will be more than those incurred in fiscal 1995 as the Company continues to develop new products and enhance its existing products. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

INTEREST AND OTHER EXPENSE, NET

Net other expense was $4,000 and $44,000 for the quarter and nine months ended July 31, 1996 as compared to $21,000 and $76,000 for the same periods last year. Net other expense consisted primarily of closing costs on the lines of credit facilities and interest expense on short term borrowings, net of miscellaneous income.

PROVISION FOR INCOME TAXES

Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $9.0 million and $156,000, respectively, at October 31, 1995, will be available to offset taxes generated from future taxable income. These potential future tax benefits have not been reflected in the financial statements since realization is not assured. Tax expense for the quarter and nine months ended July 31, 1996 relates to state income taxes, alternative minimum tax for federal income taxes, and foreign taxes due by Microlog Europe.

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

Various paragraphs of this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

The Company believes that in the future its results of operations could be affected by factors such as the introduction by the Company of new and enhanced products and services, market acceptance of new voice processing products and enhancements of existing products, growth in the voice processing market in general, competition, commitments to automation by potential large purchasers of the Company's Retail Solutions products, fluctuations in the buying cycles of governmental customers, changes in general economic conditions, and changes in the U.S. defense industry and their impact on the prime contractor for which the Company provides performance analysis and support services.

The Company believes that its ability to meet revenue targets principally will determine the Company's profitability for each fiscal quarter. The Company's backlog on a quarterly basis generally will not be large enough to assure that the Company will meet its revenue targets for a particular quarter, and delivery of backlog depends upon a number of factors, as discussed above. Further, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to predict.

ACQUISITION OF PHONATIC INTERNATIONAL B.V.

On June 28, 1996, the Company acquired Phonatic International B.V. of the Netherlands. The Company is changing the name of Phonatic to Microlog Europe, a wholly owned subsidiary of Microlog Corporation of Maryland. To acquire Phonatic, the Company issued 64,920 shares of its common stock valued at approximately $584,000 and paid cash of $233,000 (in August 1996), and incurred $34,000 in transaction costs. The acquisition has been accounted for as a purchase and therefore only activity subsequent to the acquisition date was included in consolidated results. The excess of the purchase price over the fair value of net assets acquired totaled $775,000.

This amount is being amortized on a straight-line basis over six years.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of July 31, 1996 was $2,100,000 as compared to $749,000 as of October 31, 1995. The increase in working capital is primarily attributable to the Company's net income in the first nine months of 1996, as well as proceeds from the issuance of common stock upon the exercise of employee stock options. Cash and cash equivalents as of July 31, 1996 were $330,000, as compared to $923,000 as of October 31, 1995. The decline in cash is primarily attributable to purchases of fixed assets of $919,000, and inventories of $646,000, offset by net borrowings of $825,000 under the Company's line of credit to meet working capital requirements. The purchases of fixed assets consisted primarily of $466,000 associated with an upgrade to the Company's computer netware, which will continue over the next several quarters, and the capitalization of $370,000 of equipment associated with spare parts used to maintain the Company's products at remote sites.

The outstanding borrowings under the line of credit at July 31, 1996 were $825,000.

Accounts receivable as of July 31, 1996 were $4.8 million, as compared to $3.0 million as of October 31, 1995. The increase in accounts receivable is due to the higher level of revenue for the most recent nine months. Net fixed assets as of July 31, 1996 were $3.5 million, as compared to $3.0 million as of October 31, 1995. The increase is due to the purchase of fixed assets discussed above, net of depreciation and amortization

Goodwill as of July 31, 1996 was $858,000, as compared to $147,000 at October 31, 1995. The increase is due to the acquisition of Phonatic International B.V. discussed above.

In December 1995, the Company entered into a new line of credit facility with a bank. The Company can borrow up to 70% of its eligible accounts receivable to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% and contains a 1/2 of 1% commitment fee on the average unused portion of the line. The Company paid a one-time origination fee of $10,000 in December 1995. The line of credit is secured by accounts receivable and substantially all other assets of the Company. It subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a ratio of total liabilities to tangible net worth, and a current ratio, and prohibits the Company from entering into mergers or acquisitions, paying of dividends and incurring certain additional indebtedness without the approval of the bank.

In April 1996, the Company added a $1,000,000 loan facility to its existing $2,000,000 line of credit. The facility is secured by the Company's principal headquarters building, bears interest at the bank's prime rate plus 0.5%, and contains a 0.5% fee on the average unused portion of the loan. This loan agreement contains the same restrictive covenants as the $2,000,000 line of credit, and the agreements for the line of credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1998.

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

                                     MICROLOG CORPORATION

                                     BY    /s/ Richard A. Thompson
                                         ----------------------------------
                                         Richard A. Thompson
                                         President and Chief Operating Officer

                                     BY    /s/ Steven R. Delmar
                                         ---------------------------------
                                         Steven R. Delmar
                                         Executive Vice President and
                                          Chief Financial Officer

September 16, 1996
DATE