Form 10-K
period 1996-10-31
MICROLOG CORP
filed 1997-02-13
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996    Commission File No. 0-14880


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the January 16, 1997 closing price of these shares) was approximately $26.7 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq National Market.

       As of January 16, 1997, 4,193,143 shares of the Registrant's Common
                            Stock were outstanding.
------------------------------------------------------------------------------

                       Documents Incorporated by Reference
                       -----------------------------------


Parts I and III incorporate information by reference from portions of the Company's definitive Proxy Statement to be filed within 120 days after the end of the fiscal year (the "Proxy Statement"). Parts I, II and IV incorporate information by reference from portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1996 (the "Annual Report to Shareholders").

                                     PART I

ITEM 1.  BUSINESS

General

Microlog Corporation ("Microlog" or the "Company") designs, assembles, markets, and services a variety of microprocessor-based voice processing systems which allow users to store, retrieve, and transmit digitized voice messages and to access information on computer databases. In addition, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory ("APL"), a prime contractor to the U.S. Navy. Although this segment of its business historically has provided a stable source of sales and profits, the Company believes that its principal opportunities for growth are in the voice processing segment and has been concentrating its efforts on that segment.

The results of the Company's performance during fiscal 1996, 1995, and 1994 are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference into
Item 7 of the report. That section should be read in its entirety in conjunction with the discussion of the Company's business in this Item 1. Information concerning the Company's operations by business segment is hereby incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements incorporated by reference into Item 8 of this Report.

Microlog, a Virginia corporation, was organized in 1969. The Company's wholly owned subsidiaries are Microlog Corporation of Maryland, Genesis Electronics Corporation, and Old Dominion Systems Incorporated of Maryland.

VOICE PROCESSING

Voice Processing Industry

Voice processing systems are designed to serve the needs of organizations which are searching for an efficient, cost-effective means to deliver and communicate information and complete business transactions in a timely manner. These systems use specialized computer hardware and software to store, retrieve, and transmit digitized voice messages and to access information on computer databases. In traditional Interactive Voice Response, callers hear voice prompts and then use a touch-tone telephone to enter information into, and/or retrieve information from, a computer database. Voice processing systems have evolved to Interactive Information Response (IIR) systems, which provide information not only through voice, but through a wide range of additional input devices and interfaces, including the Internet, faxes, TDD (Telephony Device for the Deaf), ADSI (Analog Display Services Interface), screen phones, and pagers.

IIR typically connects the voice processing system to an external computer which contains data of interest to callers. With touch-tone or voice commands (using speech recognition software), which often include passwords, codes or account numbers, callers can query the computer and have data read back to them in voice form. Depending on the customer's application, callers may also change data on the computer or input new data with touch-tone or voice commands. IIR is widely used for functions such as reporting account balances, checking on inventory and determining the status of applications or permits in process. IIR systems range from small systems with basic voice processing features utilizing a few phone lines, to larger more complex distributed systems with up to hundreds of lines.

Products

The Company's voice processing products include the Intela(TM) UNIX-based platform product, which is capable of running many different voice processing applications simultaneously. The Company also offers a Retail Solutions product line that operates under a UNIX and DOS operating system, a DOS-based VCS 3500 platform product, and the CallStar(R) voice messaging system. Microlog emphasizes the IIR applications of its Intela product, but also provides IIR applications through the VCS 3500 and Retail Solutions product line. The CallStar product provides primarily voice mail and automated attendant functions.

The following voice processing functionality is provided by the Intela and/or VCS 3500 products:

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

         Automated Attendant uses touch-tone or voice commands to route and connect inbound calls to extensions faster and more accurately than live operators. Microlog's software allows different phone lines to be answered with various greetings and menus of options to be presented to different callers. In the event of a busy or unanswered extension, the software permits callers to hold, transfer, leave a message or disconnect. The system can be name-based, in which callers input the first three letters of the party's last name, or extension-based, in which callers dial an extension number. For extension-based systems, the software incorporates a directory of names, allowing callers to use touch-tone commands to find extension numbers they do not know.

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

         Interactive Voice Response ("IVR") provides a telephone interface to computer systems. IVR allows a user to call into a computer and access various information systems using a touch-tone telephone.

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

         Multiple Languages,  including  Telecommunications  Device for the Deaf
         (TDD), Interface software allows system messages to be played in up to 24 different languages. It also interfaces TDD terminals to VCS 3500 systems over telephone lines. The interface enables TDD users to interact with most VCS 3500 software modules no differently than if voice communications were being used. Users simply type messages onto their TDD terminals and send them to the voice processing system, which understands the input and responds with menus, prompts and messages which are printed on the TDD terminal. It has broad application in areas where the hearing-impaired must have access to information sources.

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

         Release Line Trunking ("RLT") With Microlog's patented Release Line Trunking capability, patients calling a particular pharmacy after hours can be forwarded to the nearest extended-hour location or to a pharmacist on-call. At the request of a caller, the system accesses an additional available telephone line and places an outgoing call to the nearest 24-hour location or to an "on-duty" pharmacist. This feature provides better customer service at critical off-peak hours when urgent medical needs can arise.

         Speech Recognition allows the caller to speak responses that are understood by the VCS 3500 and Intela systems. Continuous and discrete speech recognition are available on a single product. A standard vocabulary includes digits "0-9" and "yes" and "no" responses. Microlog has incorporated speech recognition technology from several U.S. and international based companies. All technologies are speaker independent and therefore require no special training or development to recognize individual voice or speech patterns.

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

         Voice Mail provides an organization with "voice mailboxes" in which internal or external callers may leave detailed, confidential messages at any time. Messages may be left for groups of people as well as individuals. Caller's options include reviewing the message and recording their messages until satisfied. Mailbox owners have options to review, save, forward or discard voice messages.

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

         Intela

The Intela platform is an IIR system designed for simultaneous support of multiple applications and interactive information solutions. Prices for Intela systems are dependent on the number of ports in the system (from 4 to over 1000), the amount of voice storage, the need for additional equipment, and in the case of direct sales, the time needed to develop a customized application. Intela is based on a Pentium hardware platform utilizing a UNIX operating system with a Graphical User Interface for application development.

The Intela system has a non-proprietary open architecture. It supports foreign language user screens, voice prompts, and documentation. Intela also supports text-to-speech, speech recognition, remote and local databases, host connectivity, and fax.

Microlog has employed the Intela in projects for the Internal Revenue Service. Some of these projects included Voice Balance Due (VBD), which enables eligible taxpayers to check the status of their debt to the U.S. government and set up repayment plans. The Refund Inquiry Application enables taxpayers to call the IRS and, by selecting the Refund Inquiry on Intela, automatically obtain their refund status, including the amount of the refund.

Each Intela system contains multiple microprocessors with hard disk storage and several voice cards. Intela uses distributed microprocessors, each of which handles a part of the total processing task, rather than one large central processor. By increasing the number of voice cards and the number of distributed microprocessors, the Company can configure the voice processing systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as tabletop, floor-standing, or rack mounted units. These units can be networked to create a larger system with more than 1000 ports.

Product Architecture. The basic Intela architecture consists of four major system components: the Application Server(s), the Port Server(s), the Voice Distribution and Control Network, and the Intelaware Software Platform.

Application Server. The application server defines the computing environment in which Intelaware resides and provides centralized management and control, as well as optional secure voice storage. The application server can be a personal computer, a workstation, or minicomputer. It interfaces to a voice processing peripheral, or Intela Port Server, via a command link on Ethernet or an RS-232-C link.

Port Server. Microlog's Intela T100 and Intela R100 are voice processing peripherals, each providing call and speech processing, as well as voice storage. Interfacing to either a CO- or PBX-based telephone system, these units answer calls, process and store speech, all under the direction of commands coming from Intelaware software on the application server across a command link.

Voice Distribution and Control Network. An Ethernet-based, high-speed network is used to control the port server and transfer voice files between the Intela and the application server, as well as among the Intela(s) themselves.

Intelaware Software Platform. Microlog's Intelaware is an application development and deployment environment for both IIR and voice messaging applications, supporting the on-line creation and administration of multiple applications. From an X-Windows graphic terminal connected to the application server, users access major functions of the software through several interfaces:
Application Editor, Prompt Loading and Management, System Administration, Reports and Database Access, Integration Manager, Agency Manager, and the Calendar Manager.

Through these interfaces, users control the development and operation of their voice applications, using an OSF Motif-based graphical user interface. This interface provides the developer with a set of tools to create voice applications. Following is a description of each of these interfaces.

         Application Editor. The Application Editor is used to create and edit applications and is oriented towards programmer productivity, with several developers able to access different applications simultaneously. The editor is GUI based and allows programmers to develop call flows using a click-and-place approach similar to many standard drawing packages. Cells from a palette are placed onto a Drawing Pane and are connected using a set of mouse actions. Standard Windows-like pull down menus allow file control, editing features (cut, copy, and paste), object search (by cell number, name, or type), and user preferences for appearance of the palette. Applications can be developed and tested on-line without interrupting those currently running.

         Prompt Loading and Management Facility. A major function in voice applications is prompt creation. With the Intelaware prompt loading facility, prompts can be reviewed, recorded, installed, deleted, backed up to removable media, restored, and distributed over a wide-area data
         (WAN) network. They can be loaded on-line over the telephone, a microphone, or from a tape, and the process can be semi- or fully-automatic, depending on whether DTMF (dual-tone multifrequency) tones are coded on the tape to identify the prompts. Users can record individual prompts, a list of prompts, or record with DTMF prompt numbers, and they will be replaced only after they've been reviewed and accepted. New or updated prompts will be phased in automatically while applications remain on-line.

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

         System Administration. The load/unload of applications and the management of the Port Servers connected to the application processor are done through the System Administration interface. If a system has network hardware in the system configuration, administration can be performed through one central point. Administrators can bring up a new revision of an application or move an application to another trunk while the system is on-line. If a caller happens to be on the line at the time, the changes on that trunk will take effect after the caller hangs up. Intelaware can support multiple Intelas to expand to larger port and storage capacity by networking systems and clusters of systems together. Expansions depend on the application server that the systems are connected to.

         Centralized System Management. The system monitor menu, under system administration, provides a graphical means to address the central administration of a distributed system. It provides a graphical representation of the application server and its attached Intelas, including the command link mode used, Ethernet or serial links. Further, by clicking on the Intela icon, an additional window is displayed. In this window, a graphic of the Intela display panel, with active trunk status indicators and disk usage indicators, is shown. Clicking on a trunk status indicator opens an additional window that depicts information on the application that is running, shows what cell it is in, and so forth.

         Reports. To track significant statistical information for activities such as billing and to justify services, Intelaware offers a choice of reports that can be created and viewed without interrupting the operation of an application. These reports can then be sent to a printer for a hard copy print-out. Available reports are call detail, cell usage, trunk usage, subscriber information, and transaction log. If requirements include other than these standard reports, they can be customized using the underlying statistics.

         Database Access. Interfaces can be built between Intelaware and SQL relational databases, such as Oracle, Sybase, Informix and Ingress. The Application Editor contains an SQL cell type, which allows information to be extracted from databases to support interactive information applications. This cell type allows users to delete, insert, select, and update data. Intelaware also supports two internal proprietary databases: message and information databases. The message database used in voice mail applications, consists of mailboxes associated with a number, usually the phone number of the user who will access the box for the messages deposited in it. More than one message database can be supported within Intelaware to accommodate multiple applications. Messages can be retrieved either FIFO (first in, first out) or LIFO (last in, first out), determined on a system basis.

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

The Intela system includes a monitor, keyboard, and printer. These are used to program the system, organize the storage of information (which will be accessible to users), produce reports, and monitor system activity. Customers that contract for the Company's system maintenance services also purchase modems so that the Company can perform remote diagnostic procedures.

In 1996, the Company completed Intela release 2.07, and completed work on functional enhancements to the optional features of the product. In addition, work was underway to support international connectivity features and customization, to be included in a new release of the product targeted at international sales in 1997.

         VCS 3500

The Microlog VoiceConnect System 3500, (VCS 3500) line of systems consists of a microprocessor-based hardware platform which can accommodate varying numbers of ports and, due to its proprietary software modules, can support up to twelve separate voice response or voice messaging applications. Prices for VCS 3500 systems range from $10,000 to over $250,000. Prices are dependent upon, (i) the number of ports in the system (from 2 ports to 96 or more), (ii) the number of voice processing applications desired, (iii) the amount of voice storage, (iv) the need for additional equipment (in the case of large or unique systems) and
(v) the extent to which the product must be adapted to the customer's specific needs.

The VCS 3500 system may be purchased with up to twelve different voice processing applications: voice mail, automated attendant, automated transaction processing, audiotex, interactive voice response, local database, outbound dialing, multiple languages including Telecommunications Device for the Deaf
(TDD), release line trunking (RLT), speech recognition, text-to-speech, and fax. The Company also provides other applications and customization where required. The Company has developed a separate software module for each voice processing application, making it possible to provide customers with any combination of these twelve voice processing applications. Additional software modules may be added after a system has been installed, thereby allowing customers to expand their systems gradually, as the need arises, without substantial additional cost.

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

The Company's VCS 3500 has a flexible system architecture. All of the VCS 3500 systems use similar hardware platforms and the Company activates one or more of the twelve software modules to enable a system to perform the desired voice processing applications. In the case of complex systems performing extra or unusual applications as requested by a particular user, the Company can customize the voice processing systems' architecture. By using similar hardware platforms for VCS 3500 systems, the Company has been able to achieve greater system reliability and more efficient assembly, testing, and maintenance.

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

In 1996,  the Company  completed  VCS  release  3.5, a major  release  including
functional   enhancements  and  product   improvements   requested  by  existing
customers.

         CallStar(R)

CallStar products are based on Microlog's flexible, industry-standard hardware platform and operating system, and incorporate new user interfaces and software standardization and improved integration features.

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

The CallStar system is sold primarily through indirect channels as a stand-alone voice mail system. Over the past year, sales through these channels have diminished as the Company continues to emphasize high-function IIR systems and applications and de-emphasizes stand-alone voice mail.

         Retail Solutions

During 1996, the Company continued to dedicate development efforts to refine its offerings under the Retail Solutions product line. Retail Solutions consists of several applications designed and manufactured specifically for the retail pharmacy industry. These applications include the APRS(R) Automated Prescription Refill System, Photo Ready(TM), Prescription Ready(TM), and the ProNouncer(R).

         APRS(R)             Automated Prescription Refill System

APRS is the primary product available under Microlog's Retail Solutions product line. The APRS product helps pharmacies improve operating efficiencies and customer service. Patients calling into the APRS system can use the touch-tone keypad on their phone to enter their prescription refill orders, inquire about store location and hours of operation, and request a transfer to a specific department. This system processes calls 24 hours a day, 7 days a week, allowing pharmacy staff to spend more time consulting with in-store patients. As managed care continues to change the way health care is delivered, APRS technology becomes a part of the pharmacist's newly evolving role--that of providing a broad range of pharmacy care services by assisting pharmacists with the traditional dispensing of medications.

A direct link can be established between the APRS system and the pharmacy database, enabling the automated refill system to access the extensive medical, customer, and marketing information stored on the pharmacy database as a part of every call. For instance, the APRS system can provide drug interaction
information   to  customers   calling  in  to  place  refill   orders,   promote
complementary over-the-counter products available for purchase at the same store, alert patients when they are about to run out of refills, and so on.

The APRS product includes the following features:

         Doctor's Messaging. Doctors can leave refill authorizations, new prescription instructions, and other important messages on a voice mailbox. Physicians needing to speak with a pharmacist about an urgent matter during normal operating hours can immediately transfer out of the system to a live pharmacist.

         Caller ID. The APRS system can accept Caller ID information from the local telephone company. This allows pharmacies to automatically transfer specified patients and doctors directly to pharmacy staff. Pharmacies are also able to capture the caller's telephone number and verify it against their prescription number for validation purposes.

         Call Routing. The APRS system can answer all incoming calls, greet customers with a store-specific recording, and then, based on Call Routing, allow callers to transfer to the desired department(s).

         Release Line Trunking. With Microlog's patented Release Line Trunking capability, patients calling a particular pharmacy after hours can be forwarded to the nearest extended-hour location or to a pharmacist on-call. At the request of a caller, the APRS system accesses an additional available telephone line and places an outgoing call to the nearest 24-hour location or to an "on-duty" pharmacist. This feature provides better customer service at critical off-peak hours when urgent medical needs can arise.

         Automatic Speech Recognition. Speech Recognition enables pharmacy customers who have rotary phones to speak their responses into the telephone, rather than pushing buttons on their telephone keypad.

         This is particularly important in regions where there is still a high percentage of rotary phones--or in areas where a sizable portion of the population may be more comfortable speaking into the phone.

         Multi-Language Capability. Callers of varying nationalities can use the system at the same time, and yet hear prompts spoken in their own native tongue. The APRS product supports 24 different languages, including Mexican and Cuban Spanish, Canadian and Franco-French, Slavic languages including Ukrainian and Polish, and a number of Asian languages. This enables pharmacies to better serve ethnically diverse customer bases.

          TDD Access. The APRS product provides TDD access for the hearing impaired, helping pharmacies to comply with the Americans with Disabilities Act. Microlog's technical approach allows dynamic use of TDD on all incoming lines without the need to provide a dedicated line for the hearing impaired.

         In-Store Paging. When calls are transferred, pages can be made over the store PA system or the dedicated APRS pharmacy paging subsystem. This allows physicians to quickly reach pharmacists regarding urgent patient matters and expedites customer and staff calls to the manager among other functions.

         In-store Patient Notification. APRS in-store notification enables patients waiting for their prescription refills to shop throughout the rest of the store. When the prescription is ready, the customer can be paged by their prescription number.

         Voice Mail.  Each  pharmacy  employee can be assigned a voice  mailbox, enabling better communication among employees as well as with management. The system can also be designed to enable outside callers to leave messages for employees. This level of flexibility is particularly valuable in supporting communication across multiple shifts and between part-time and full-time workers.

         Prescription Pick-up Time. The APRS system can prompt callers for their preferred pick-up time, and then confirm for the patient the time by which their refill will be ready for pick-up. This can help pharmacy staff in scheduling personnel workloads.

         Prescription Status Check. Prescription Status Check enables patients to call and directly query the pharmacy system to determine whether their prescription has been filled and what time it will be ready for pick-up.

         Prescription Ready(TM) Out Dial. The Prescription Ready out dial capability enhances a pharmacy's Compliance Program by placing reminder calls to those patients who have not used all their refills. This capability also reduces restocking costs and increases pharmacy revenue. Pharmacy staff can either create the lists of patients to be called, or the lists can be automatically generated through a direct link to the pharmacy database.

         Text-to-Speech. Through Text-to-Speech technology, callers can hear a text file "read to them" over the phone. Names, addresses, drug names, and any other text-based information stored in a database can be converted into speech. This can be used, for example, in conjunction with a compliance outdial program--voicing the name of the prescription holder as it reminds them to pick up their refill.

         System Performance Reports. The product's reporting functionality is designed to help pharmacies gauge how well the system is operating and to measure performance activity. Reports can be printed automatically on a daily basis and can also be generated on demand by the system administrator.

         Other Retail Solutions Products

         Photo Ready(TM) Out Dial The Photo Ready Out Dial feature calls customers to remind them to pick up their film development order(s). Photo department staff prepare the list of customers to be called, or a direct link can be established with the photo database for automatic generation of calling lists.

         ProNouncer(R). Pharmacies and grocery stores can complement their own store-specific or chain-wide advertising efforts with Microlog's patented automated digital in-store announcement system. The ProNouncer guides customers to specific promotional items, giving an added boost to sales of perishable and/or high-margin products, and helping to promote impulse purchases. The ProNouncer can also automate a store's closing messages or holiday greetings and can be used to make repetitive public service messages.

         APRS UNIX. During 1996, Microlog developed a UNIX-based APRS system. The System is available as a stand alone configuration as well as a "board and software" solution. The "board and software" solution is designed for customers who already have an in-store processor with spare capacity.

         Customized management software allows selected control functions to be executed from a remote, central location. Such features include loading of new software modules, running diagnostics, and implementing system changes.

         Enhanced features of the system include more comprehensive outdial reports, graphical user interface for system administration, multi-level passwords, and easy expandability of systems through the use of a variety of voice cards.

Sales and Marketing

The Company's Applications, Retail Solutions and VCS 3500 systems are sold primarily through direct sales, while the CallStar products have been sold principally through a distribution network. Intela is also sold through both direct sales and a distribution network.

Direct Sales Force. The direct sales force has a director in charge of Federal systems sales, and four salesmen, two sales engineers, and three sales support personnel. The Company's direct sales force is presently based in the Washington-Baltimore metropolitan area with a satellite office in Pennsylvania. The Company provides training to its direct sales persons and furnishes ongoing technical support to these persons through its systems engineers and other personnel. The Company compensates its direct and distribution sales personnel through a base salary plus commissions, which generally represent a percentage of the net sales for which they are responsible.

The Company's direct sales personnel will continue to focus on national accounts assigned to them and on certain vertical markets, including retail, health care, credit collection, wagering, and Federal, state and local government. The principal potential customers for the Company's voice processing applications and products in these vertical markets are organizations which receive or make a large volume of telephone calls that primarily are repetitive in nature, and the caller desires information stored on the organizations data system.

International Sales. The international sales force currently has a director in charge of international sales, two salesmen, and three sales engineers. The sales force and support group is presently located in the Washington-Baltimore metropolitan area, and in Neunen, The Netherlands. During fiscal 1996, the Company acquired Phonatic International B.V. of the Netherlands, to strengthen its presence in the European voice response market.

The Company has entered into non-exclusive distribution agreements with international companies, including Philips Communication Systems B.V. (Philips) of The Netherlands and Communication & Network System PTE Ltd. of Singapore, along with 5 other companies in Europe, Asia, and the Middle East, to market and support the Intela product line worldwide. Philips markets the Intela IIR system as the VoiceManager 800 series.

Marketing. The marketing organization currently has a vice president who manages the Company's product and marketing related activities, three product managers, one marketing manager, and one assistant marketing manager. This organization interfaces with direct and international sales in marketing and selling the company's products, applications, and services.

Promotional Activities. The Company's promotional efforts during fiscal 1996 included advertising in industry trade publications, direct mail, product presentations at trade shows and similar events, and public relations. The

Company also conducted seminars for potential customers in certain industries, such as Federal, state and local governments. The Company expects to continue these promotional activities during fiscal 1997.

Services

The Company provides limited warranties for parts and labor on its products ranging from 90 days to two years, from the date of delivery. The Company also offers its customers annual maintenance contracts under which the Company maintains and services the systems. Microlog charges an annual fee of approximately 10% to 16% of the purchase price of its systems for maintenance contracts covering normal business hours. The fee is highest for maintenance contracts providing for 24-hour or weekend assistance. Distributors generally perform the maintenance required on systems sold by them, and most of the Company's distributors offer annual maintenance contracts, which the Company believes are similar to those offered by the Company and provided at generally comparable prices.

The Company performs maintenance for its voice processing systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog also has an agreement with a subcontractor to perform on-site maintenance on Microlog's voice processing systems nationwide. The Company operates a hotline which customers with maintenance contracts may use to request assistance or to ask questions concerning operation of the Company's voice processing systems. Microlog can perform many diagnostic procedures over the telephone and historically has been able to correct most of the difficulties experienced by its customers through telephone consultation. International maintenance is performed by the third party distributor and is supported by Microlog service personnel in Neunen, The Netherlands, and Microlog's service center in Germantown, Maryland.

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

Backlog

As of October 31, 1996, the Company had a backlog of existing orders for voice processing systems totaling $4.9 million. The backlog, as of October 31, 1995, was $3.7 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on customer delivery schedules and the level of customization required for Intela applications. The Company anticipates that all of the outstanding orders at October 31, 1996 will be shipped and the sales recognized during fiscal 1997. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

Competition

The voice processing industry is highly competitive and the Company believes that competition will intensify. The Company competes with a large number of companies which produce voice processing products offering one or more of the twelve voice processing applications performed by the Company's products. Microlog's competitors include companies such as AT&T, Computer Communication Specialists ("CCS"), InterVoice, Inc., Perception Technology Corporation, and Syntellect, that have emphasized sales of systems with audiotex or interactive voice response applications. Direct competition with the Company's voice processing systems also arises from a substantial number of companies, such as AVT, Centigram, and Active Voice, that focus on the market for small or medium-size voice messaging (voice mail or automated attendant) systems. In addition, the Company also competes with dealers and distributors that sell voice processing products of these and other competitors.

New or enhanced products can be expected from the Company's competitors. It is also likely that there will be new entrants into the voice processing industry because of the absence of any major technological barriers to entry.

Competition for the sale of voice processing systems has been based in part on the application required by the customer. In marketing its Intela and VCS 3500 products, the Company places emphasis on the twelve voice processing applications that can be performed and the ability of these systems to be expanded to incorporate additional applications. Although many of its primary competitors continue to develop new voice processing applications, the Company believes that no competing microprocessor-based system presently offers all twelve voice processing applications on a single hardware platform. The Company also believes that many of its competitors' products cannot be customized as easily to the user's specific needs as the Intela and VCS 3500.

In marketing its Retail Solution, the Company places emphasis on the suite of applications and solutions that these applications offer. Potential customers have the ability to add additional solutions as the need arises. The Company is also able to customize these applications to meet the user's needs. The Company is actively developing additional features to the Retail Solution and new solutions for release in fiscal 1997.

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

Research and Development and Product Engineering

The Company believes that both the development of new voice processing applications and features for its existing products and the development of new products are necessary to remain competitive in the rapidly-changing voice processing market. In order to maintain its competitive position, the Company continues to improve its voice processing product lines and is currently developing new products and enhancements to its existing products.

During 1996 the Company completed a new release for its Intela product line, release 2.07, this release adds functional enhancements to the optional features of the product. Also during 1996, the Company began to offer release 3.5 for the VCS product line. The 3.5 release included functional enhancements, such as, DOS Protected

Mode Interface, Global Tones, Release Line Trunking ("RLT"), Telecommunications Devices for the Deaf ("TDD"), and Multi-lingual Speech Recognition. For the APRS systems, the Company developed a UNIX-based system which is available as a stand along configuration as well as a "board and software" solution. The "board and software" solution is designed for customers who already have an in-store processor with spare capacity. The Company's product engineering staff also is engaged in the development of special product features for current or potential customers. Unless prohibited by government regulation or customer contract, the Company retains ownership of all software applications and features that it develops.

The following table sets forth for the periods indicated the Company's research and development expenditures and the percentage of voice processing net sales represented by these expenditures.

                                       Research and Development Expenditures

                                     (In thousands, except percentage amounts)

                             Year Ended October 31,

                                                 1994              1995             1996
                                                 ----              ----             ----
Research and development expense               $1,644            $1,592           $2,093

         Percentage of voice
           processing net sales                   16%               11%              13%
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

Manufacturing and Operations

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company's systems are primarily in the software provided with the equipment and in the specific applications development designed for the customer. Systems are built to order as they vary in size and sophistication of software modules. The CallStar is the only product that comes in a standard equipment format, although the Company is standardizing some vertical market applications. Equipment assembly, along with testing and quality control, are performed at its Gaithersburg, Maryland facility. The Company leases a manufacturing and training facility located in Gaithersburg, Maryland which expires in September, 1999. Microlog currently has 13 employees in its manufacturing group. The Company generally uses standard parts and components obtained from a variety of computer vendors and specially configures these components to produce the hardware for its systems. Certain components used in the Company's products are presently available from limited sources. To date, the Company has been able to obtain supplies of these components in a timely manner from these sources.

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

The Company has patents on Automated Announcement Systems, Detection of TDD in an Automated Telephone System, Automated Telephone System with TDD capabilities, Digital Switching, Voice Messaging, Multiple-Language Automated Telephone Systems, Telecommunications Device for the Deaf ("TDD") compatibility, and Release Line Trunking ("RLT"), and pending patent applications on, TDD Message Storage, and other TDD-related innovations. EVR, Microlog, Call Installer, Truant, CINDI, ProNouncer, CallStar, CallStar FXD, and APRS, are all registered trademarks owned by the Company. Intela, Intelaware, Intelaview, Prescription Ready Connecting People to a World of Information, and The Automated Collector, are all trademarks or service marks which are the subject of applications for registration owned by the Company which are pending in the United States Patent and Trademark Office. INTEL Corporation has filed with the U.S. Trademark Trial and Appeal Board requests for extension of time in which to file opposition to registration by the Company of the marks Intela, VCS Intela, Intelaware, Intelaview. Settlement discussions between the Company and INTEL Corporation on these matters are currently on going. The Company is currently using, and claims common law rights in the following additional unregistered marks: Voice Connect, Genesis, Voice Path, and VCS 3500. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any patent issued or that its registered copyrights can be successfully defended. In any event, the Company believes that factors such as technological innovation and expertise and market responsiveness are more important than the legal protections described above.

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

The principal customer for the Company's performance analysis and technical and administrative support services is The Johns Hopkins University's Applied Physics Laboratory ("APL"), a United States Navy contractor, for which the Company or its subsidiaries have been performing services since 1972. Sales from contracts with APL accounted for 43%, 37% and 38% of the Company's net sales for fiscal 1994, 1995, and 1996, respectively.

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

Backlog

As of October 31, 1996, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $5.5 million. By comparison, the backlog as of October 31, 1995 was $7.8 million. The Company anticipates that these services will be provided during the next three fiscal years. The Company estimates that of the $5.5 million of backlog at October 31, 1996, $1.9 million will be recognized as sales beyond fiscal 1997. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

Government Regulation

In order to maintain contracts with contractors or Government agencies, the Company must comply with a variety of regulations and Department of Defense guidelines, including regulations or guidelines covering security, record keeping, and employment practices. The majority of the employees assigned to the Company's contracts with contractors or agencies are required to have security clearances. The Company historically has not experienced any significant difficulty in obtaining the necessary security clearances. The Company's sales under these contracts are subject to audit by the Defense Contract Audit Agency (the "DCAA"). The DCAA has completed audits through fiscal 1992, and any adjustments required as a result of these audits have been minor. The implementation by the Federal Government of spending cutbacks, or a change in national defense priorities, could reduce the Company's sales.

Employees

At January 16, 1997, the Company and its subsidiaries employed a total of 267 persons, including 4 part-time employees. Of these personnel, 89 are engaged principally in the Company's voice processing systems operations, 170 are engaged in performance analysis and support services, and 8 serve as officers or managers or perform administrative services for the Company and all of its subsidiaries.

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


ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management believes that such litigation and claims are without merit and will not have a material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from "Price Range of Common Stock" and "Dividend Policy" on page 22 of the Company's printed Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference on page 23 of the Company's printed Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from pages 19 through 23 of the Company's printed Annual Report to Shareholders.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, including Consolidated Statements of Operations for the years ended October 31, 1994, 1995, and 1996, Consolidated Balance Sheets as of October 31, 1995, and 1996, Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1994, 1995, and 1996, Consolidated Statements of Cash Flows for the years ended October 31, 1994, 1995, and 1996, and Notes to Consolidated Financial
Statements, together with the report thereon of Price Waterhouse LLP dated December 16, 1996, are incorporated by reference from pages 8 through 18 of the Company's printed Annual Report to Shareholders.


ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and certain executive officers of the Company under the caption "Election of Directors" and the caption "Section 16(a)
Disclosure" is incorporated herein by reference from the Company's Proxy Statement to be filed by the Company within 120 days after the end of its fiscal year.


ITEM 11.   EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation and Other Information", required by this item is incorporated herein by reference from the Company's Proxy Statement to be filed by the Company within 120 days after the end of its fiscal year (excluding specifically the sections captioned "Comparative Company Performance" and "Management Compensation Committee Report on Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Stock Owned by Management and Principal Stockholders" required by this item is incorporated herein by reference from the Company's Proxy Statement to be filed by the Company within 120 days after the end of its fiscal year.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Compensation Committee Interlocks and Insider Participation" required by this item is incorporated herein by reference from the Company's Proxy Statement to be filed by the Company within 120 days after the end of its fiscal year.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following financial statements are included on pages 8 through 18 of the Company's printed Annual Report to Shareholders and are incorporated herein by reference.

         Consolidated Statements of Operations for the years ended October 31, 1994, 1995, and 1996

         Consolidated Balance Sheets as of October 31, 1995, and 1996

         Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1994, 1995, and 1996

         Consolidated Statements of Cash Flows for the years ended October 31, 1994, 1995, and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a)(2)  Financial Statement Schedule

Unaudited   supplementary  data  entitled  "Selected  Quarterly  Financial  Data
(unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 17).

The following financial statement schedule and auditor's report in connection therewith are attached hereto as pages F-1 and F-2:

F-1          Schedule II    Valuation and Qualifying Accounts and Reserves

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

(a)(3)  Exhibits

Exhibit
Number                                               Description
      3.1         Amended and Restated Articles of Incorporation of Registrant, as amended 1/





      3.2         By-laws of Registrant, as amended 1/

      4.1         Specimen Stock Certificate 1/

      10.1        Employment Agreement between the Company and Joe J. Lynn.

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

      10.9        Agreements with Farmers & Mechanics National Bank

      10.10       Sub-contracting Agreement with Aspect Telecommunications Corporation 6/

      10.11       Sub-contracting Agreement with Applied Physics Laboratory 6/

      10.12       Agreement with Philips Communication Systems B.V.*/ 7/

      13          Annual Report to Shareholders for the fiscal year ended October 31, 1996

      22          Subsidiaries of the Registrant 5/

      24          Consent of Price Waterhouse LLP

----------
*/        Confidential treatment has been granted for portions of this document.

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

4/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1990.

5/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

6/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

7/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

(b)        Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal year ended October 31, 1996.

OTHER MATTERS
-------------

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

                                   Exhibit 13


             Annual Report to Shareholders for the fiscal year ended

                                October 31, 1996

                                   Exhibit 24


                         Consent of Price Waterhouse LLP

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-30965 and 333-2612) of Microlog Corporation of our report dated December 16, 1996 appearing on page 18 of the 1996 Printed Annual Report to Shareholders of Microlog Corporation which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-2 of this Form 10-K.




Price Waterhouse LLP

Washington, DC
January 29, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Germantown, State of Maryland on January 26, 1996.


                                      MICROLOG CORPORATION


                                      By  /s/ Richard A. Thompson
                                          -------------------------------------
                                          Richard A. Thompson
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.




------------------------------------------------               February 10, 1997
Steven R. Delmar
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)



------------------------------------------------               February 10, 1997
David M. Gische
Director



------------------------------------------------               February 10, 1997
Robert E. Gray, Jr.
Director



------------------------------------------------               February 10, 1997
J. Graham Hartwell
Chairman of the Board and Director



------------------------------------------------               February 10, 1997
Joe J. Lynn
Chief Development Officer and Director



------------------------------------------------               February 10, 1997
Richard A. Thompson
President and Chief Executive Officer

                                      ADDITIONAL SCHEDULE REQUIRED
                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           BALANCE                                             BALANCE
FISCAL YEAR ENDED 10/31/96                                  11/1           ADDITIONS         DELETIONS          10/31
--------------------------------------------------     --------------------------------------------------------------------
RECEIVABLES
                       ALLOWANCE FOR DOUBTFUL ACCOUNTS         167,211            80,729            40,852         207,088

INVENTORY
   RESERVE FOR OBSOLESCENCE                                  1,054,615           379,293         1,181,290         252,618

INCOME TAXES
   VALUATION ALLOWANCE                                       4,931,902                 0         1,470,352       3,461,550

FISCAL YEAR ENDED 10/31/95
--------------------------------------------------

RECEIVABLES
   ALLOWANCE FOR DOUBTFUL ACCOUNTS                             233,081            15,422            81,292         167,211

INVENTORY
   RESERVE FOR OBSOLESCENCE                                  1,144,694           321,117           411,196       1,054,615

INCOME TAXES
   VALUATION ALLOWANCE                                       5,460,142                 0           528,240       4,931,902

FISCAL YEAR ENDED 10/31/94
--------------------------------------------------

RECEIVABLES
   ALLOWANCE FOR DOUBTFUL ACCOUNTS                             174,454            72,000            13,373         233,081

INVENTORY
   RESERVE FOR OBSOLESCENCE                                    777,575         1,137,039           769,920       1,144,694

INCOME TAXES
   VALUATION ALLOWANCE                                       3,473,212         1,986,930                 0       5,460,142


        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
        -----------------------------------------------------------------


To The Board of Directors and Stockholders
Microlog Corporation



Our audits of the consolidated financial statements referred to in our report dated December 16, 1996 appearing on page 18 of the 1996 Printed Annual Report to Shareholders of Microlog Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
Washington, DC
December 16, 1996

Microlog
1996
Annual Report
"...developing lasting partnerships."
Connecting people
to a world of informationTM
Microlog Headquarters
20270 Goldenrod Lane
Germantown, Maryland 20876-4070
USA
Tel. 301-428-9100
Fax 301-916-2475
http://www.mlog.com

Microlog Europe
De Pinckart 54
5674 CC Nuenen
Postbus 319
5670 AH Nuenen
The Netherlands
Tel. 31 (0)40 2631255
Fax 31 (0)40 2839922

Microlog Corporation designs, develops, markets, and supports a complete line of Interactive Information Response (IIR) systems and application solutions for customers worldwide. Our solutions help clients in government and private industry operate more efficiently, productively, and profitably.

We define ourselves as suppliers of Interactive Information Response technology to better reflect the myriad of ways users of these systems can now interact with information. In traditional Interactive Voice Response, callers hear voice prompts and then use a touch-tone telephone to enter information into, and/or retrieve information from, a computer database. Now, IIR users can access information not only through voice, but also through the Internet, faxes, TDD (Telephony Device for the Deaf ), ADSI (Analog Display Services Interface) screen phones, and pagers.

Microlog Corporation is headquartered near Washington, DC, in Germantown, Maryland. Microlog Europe, an international subsidiary, is based in The Netherlands.

Old Dominion Systems Incorporated of Maryland, a Microlog subsidiary, provides technical and administrative support to US prime government contractors. ODSM's comprehensive technical capabilities include software development life cycle support, data management support, systems engineering and integration, and information management services.


                              [ GRAPHIC OMITTED ]

To Our Shareholders and Friends

We are pleased to announce that 1996 represented Microlog's best year ever, producing record results in terms of both revenues and profitability. In fiscal 1996, Microlog generated $2.7 million in net income on consolidated net revenues of $25.7 million. All three of the Company's IIR business units--Government, Commercial, and International--along with ODSM, produced higher revenues this year compared to 1995.

The Company also succeeded in adding a $1.0 million loan facility to its existing $2.0 million line of credit to provide additional working capital for the future.

Market Focus

Commercial

Our year-over-year revenue from commercial customers increased 144%, from $1.6 million in 1995 to $3.9 million in 1996. This was due in part to the multi-year, multi-million dollar contract Microlog was awarded to provide Interactive Information Response systems to Eckerd Corporation, one of the largest drug store chains in the US.

As we continue to build market share in this niche, we are also developing plans for the phased penetration of other industry niches with the long-term goal of establishing broad brand equity for Microlog products.

Government

Our government business continues to provide Microlog with a solid base and an ongoing revenue opportunity as our resource-pressed government customers continue to embrace IIR technology as a means to better serve their constituents. For instance, one of our most significant government customers, the Internal Revenue Service, ordered a $5 million upgrade during 1996 to standardize on Microlog's Intela(TM) IIR platform product.

International

During fiscal year 1996, Microlog strengthened its position in Europe through the acquisition of the Dutch IIR supplier, Phonatic International B.V. This merger underscores Microlog's commitment to establishing itself as a player in the worldwide Interactive Information Response marketplace, building first on a strong base in Europe.

During 1996, Microlog also signed several new distribution partners, including Devotech in France, as well as Deutsche Telekom in Germany. In addition, our partner in Singapore, Communications and Network Systems PTE, Ltd., secured several significant contracts during 1996.

Performance  Analysis

Our Old Dominion Systems Incorporated of Maryland (ODSM) subsidiary also continued to perform well, generating $9.9 million in revenue, up $1.6 million from the prior year. During the year, we were successful in adding new contracts and increasing the level of work authorized under existing contracts from the Johns Hopkins University Applied Physics Laboratory (APL), the Company's principal customer since 1972. ODSM's scope of work continues to be in the form of technical data processing and analysis, engineering and scientific analysis, and computer services. Management anticipates continued growth from this business segment in 1997.

Looking Ahead

Microlog's objective for fiscal year 1997 is to grow at a rate equal to or greater than the industry norm. We expect to pursue this growth through further investment in people, processes, and tools, and a focus on building market share, particularly in the retail pharmacy market.

We shall continue to pursue promising new markets, explore further strategic acquisitions, and rapidly insert new technological developments to our products in order to strengthen our position domestically and abroad.

Our thanks go to the many people who have contributed to the past year's results. We thank our employees for their loyalty and dedication, our distributors and business partners for their commitment to our products and services, and our shareholders and customers for their continued confidence in Microlog. We also welcome our new partners/customers, value added resellers, and shareholders to the Microlog family.

/s/ Richard a. Thompson

Richard A. Thompson
President and Chief Executive Officer
Developing Lasting Partnerships

Commercial Business Unit

Eckerd Corporation Leads the Way With Microlog

Eckerd is a company with a vision. With over 1,700 stores in thirteen states, Eckerd was already one of the largest retail drug chains in the US in 1996, ranking No. 1 or No. 2 in twenty-three of the nation's top 100 drug store markets. But that was not enough: Frank Newman, Eckerd's CEO, announced the goal of growing to 2,000 units by the end of the decade and becoming No. 1 in each of the company's metropolitan markets within five to seven years. Then, J.C. Penney announced that it would buy Eckerd, merging it with Penney's current holding, Thrift Drug, creating a single chain with approximately 2,700 units. Penney also announced that Newman would become CEO of the combined entity.

                                        In   keeping   with   Eckerd's
                                        reputation   as  an   industry
"Microlog's  APRS...enables us          innovator,   the  company  had
to   both   improve   in-store          embarked  on a  re-engineering
efficiency   and   provide   a          program  in 1993  designed  to
higher level of service to our          make  the  company  "the  best
time-pressed customers."                provider   of   pharmacy   and
                                        related  health  care  in  the
Richard D. (Dale) Adkins, Vice          industry."  As  a  part  of  a
President      of     Pharmacy          major     pharmacy      system
Operations, Eckerd Corporation          overhaul,  Eckerd  selected  a
Government                              new in-store processor,  along
                                        with new telephone  equipment.
                                        It also signed a multi-million
                                        dollar, three year contract in
                                        1996  to  install   Microlog's
                                        APRS(R) Automated Prescription
                                        Refill  System  in most of its
                                        pharmacies.

Eckerd selected Microlog due to APRS' rich set of features, our extensive UNIX programming knowledge, and our deep telephony and project management expertise. APRS, one of the primary modules available under Microlog's Retail Solutions product line, enables physicians to call in prescriptions, and patients to order refills automatically, from any touch-tone phone.

This provides convenience, faster turnaround, and better service for Eckerd customers, and frees up pharmacists for additional patient consultations. As managed care continues to change the way health care is delivered, APRS technology becomes a critical enabler of the pharmacist's evolving role at Eckerd--that of providing pharmacy care services that extend far beyond dispensing medications.

APRS' robust features include the Prescription Ready(TM) out dial capability, which promotes "patient compliance" by placing reminder calls to those who have not used all their refills; this helps ensure patients take the optimum dosage of medication as prescribed by their doctor. Also, through a direct link between APRS and the pharmacy database, APRS can leverage the extensive medical, customer, and marketing information stored on the pharmacy system. APRS can provide customers drug interaction information and promote complementary over-the-counter products available for purchase.

The opportunity in the retail pharmacy marketplace grows as industry leaders begin to reap the competitive benefits of deploying voice processing technology. As they do so, the rest of the industry is likely to find it necessary to follow suit--particularly in light of increasing margin pressures and the continuing trend toward market consolidation. Microlog is well-positioned to serve the needs of these pharmacy customers.

Business Unit

IRS Call Centers Standardize on Intelax

Like all government agencies, the Internal Revenue Service is increasingly being asked to do more with less. Constituents and lawmakers alike are demanding the agency provide better service to taxpayers while driving down operating costs. As a long time technology partner, Microlog takes great pride in helping the IRS meet this challenge.

During 1996, the IRS committed to standardizing its nationwide call center network on our Intela IIR platform, with plans to automate 45 percent of all calls. By the end of fiscal year 1996, Microlog had received a total of $5 million in orders from the IRS to upgrade existing Microlog equipment to Intela. The IRS placed the orders through its contract with Aspect Telecommunications, a market leader in providing product and service solutions for organizations with mission-critical call centers.

By year end, more than 20 IRS Intela systems were up and running across the country, with some systems running as many as seven Interactive Information Response applications. These applications were designed to efficiently process tax-related calls from citizens, generally without requiring the assistance of a customer service representative.

The Voice Balance Due application allows taxpayers in arrears to commit to a federal tax repayment plan, which has led to a significant increase in incremental collections. In fact, one IRS office collected 200,000 promises to pay through VBD in just six weeks. Callers can also check the status and amount of their refunds through the Refund Inquiry application and can get information about where to file returns and where to send remittances using the Location application. There is also a CTI (Computer Telephony Interface) application--
developed              jointly
with   Aspect--ensuring   that
when a  taxpayer  does need to
talk with a  customer  service
representative,  the  call  is          "The  decision  to  upgrade to
handled   efficiently:    data          Intela  was  based on the IRS'
already  collected  by  Intela          need   for   enhanced    voice
from    the     taxpayer    is          response capabilities provided
transferred   along  with  the          by the Intela software and the
call to the representative.             UNIX operating environment."

Microlog  was one of the first          Robert Grossman, Manager, TRIS
companies  to  develop a voice          Project    Office,    Internal
response  system  specifically          Revenue Service
for the  needs  of  government
and  has   served  the  public
sector for more than 20 years,
installing   more  than  8,400
voice processing ports at the IRS alone. One cornerstone of our relationship with the IRS and other government customers has been our commitment to delivering products and services of the highest quality. In fact, Microlog was the first voice processing company to receive ISO 9001 certification. In addition, we will pursue CMM Level II certification during 1997. The "Capabilities Maturity Model" is recognized by major government entities as well as Fortune 500 corporations for its effectiveness in ensuring adherence to rigorous software development standards and procedures.

 International  Business Unit

Microlog  Plays  Integral Role in Philips' Call Center Strategy

Philips Business Communications of The Netherlands, a household name in Europe and Asia, is one of the world's leading suppliers of open business communications solutions, providing scalable switching platforms, value added applications and services. A leading telecom switch provider, Philips has 10.3 million total PABX lines installed worldwide.

                                                  In 1994,  Philips and Microlog
                                                  entered   into   a   strategic
                                                  alliance  to  jointly  develop
                                                  Philips'  VoiceManager 800, an
"Working in  partnership  with                    advanced   voice    processing
Microlog,  we  believe we have                    platform  based on  Microlog's
developed the voice processing                    Intela  product  line.   Since
product  necessary to meet the                    then,   we  have  worked  with
demanding  requirements of our                    Philips   on   several   major
call center  customers  across                    accounts, as Philips has built
Europe and Asia.                                  market   awareness   for   the
                                                  VoiceManager  800  across  six
"   Ian   Murdoch,   Marketing                    European   and   seven   Asian
Director,   Philips   Business                    countries.
Communications
                                                  As we enter  1997,  the Intela
                                                  platform   forms  an  integral
                                                  part of Philips'  newly-formed
                                                  TeleBusiness    Group's   call
center strategy. In fact, the TeleBusiness Group plans to focus on markets in which Microlog has extensive applications expertise: health and medical services, banking and insurance, utilities, and government, among others. In partnering with Microlog, Philips is confident that customers will benefit from the best of breed for PABX integrated voice response solutions.

In support of these sales efforts, Microlog put the final touches on a major new Intela release toward the close of fiscal 1996. This international release will provide robust digital connectivity functionality critical to market success in Europe and Asia. The release will also provide support for Philips' Automatic Speech Recognition, Dial Pulse Detection, and various fax enhancements.

Microlog Looks Ahead

when soldiers serving in Desert Storm called stateside, it was a Microlog solution that helped them connect with family and friends at home. Developed prior to the Gulf War, Release Line Trunking (RLT) provides a uniform, switch-independent means to transfer calls. Closer to home, RLT provides such valuable functions as automatically transferring after-hours calls from a patient's local pharmacy to the same chain's nearest 24 hour pharmacy.

Release Line Trunking is just one of the seven patents Microlog already holds in areas including multiple language switch technology and Telephony Device for the Deaf (TDD) applications. An additional patent is pending and Microlog plans to pursue others in related areas.

In 1996, Microlog strengthened its commitment to research and to extending its already rich portfolio of patented inventions. The Microlog research and development group will be concentrating in 1997 and beyond on extending
Microlog's expertise in distributed network-based computing and management, Internet-based voice and data applications, low-end hardware capabilities including general and digital signal processors in a single compact package, and advanced telephony features for productivity enhancements.

Technical innovations are always important to a technology-based company. However, they are not the only keys to success. Microlog's success has been founded on an ability to understand customer needs and then fulfill them more uniquely and rapidly than others, while providing higher levels of value, quality, and service. In 1997, we will build further on this tradition, while developing an increased focus on strategic market planning, aligned closely with an on-going commitment to technology R&D. This approach was strengthened during 1996 with the formation of a "product development" group, combining software engineering and product marketing under one cohesive umbrella.

Strategic market planning allows Microlog to identify market niches where its strengths can be leveraged, through direct or indirect marketing and distribution channels. As the company grows, these niches will grow in size, number, and geographic presence. Planning allows the market niches to be identified at the point of early technology acceptance on the part of customers, and allows the efficient and sequential allocation of small numbers of highly skilled Microlog staff to harvest high volume opportunities over short time frames. This has been the key in the highly successful Government and Commercial Business Units, and is the model for future successes in International and other vertical market segments to come.


Consolidated Statements of Operations
                                                                              Year Ended October 31,
                                                                     1994           1995             1996

Net sales:
        Products                                               $  7,856,759    $  9,905,239    $ 11,458,643
        Services                                                 10,812,003      12,480,404      14,248,092
-----------------------------------------------------------------------------------------------------------
                Total net sales                                  18,668,762      22,385,643      25,706,735
-----------------------------------------------------------------------------------------------------------
Costs and expenses:
        Cost of products                                          5,760,284       4,746,581       5,190,018
        Cost of services                                          8,625,581       8,173,060       9,918,101
        Selling, general and administrative                       7,005,470       6,373,764       6,394,407
        Research and development                                  1,643,850       1,591,895       2,093,496
        Restructuring costs                                         550,258              --              --
-----------------------------------------------------------------------------------------------------------
                Total costs and expenses                         23,585,443      20,885,300      23,596,022
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    (4,916,681)      1,500,343       2,110,713
Investment income                                                    38,244          24,078          10,900
Interest expense                                                   (137,416)       (112,244)        (91,786)
Other income (expense), net                                          55,046          (5,046)         43,611
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (4,960,807)      1,407,131       2,073,438
Benefit (provision) for income taxes                                (23,234)        (20,000)        639,296
-----------------------------------------------------------------------------------------------------------
Net Income (loss)                                              $ (4,984,041)   $  1,387,131    $  2,712,734
-----------------------------------------------------------------------------------------------------------
Per common share                                               $      (1.29)   $       0.34    $       0.59
-----------------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements


Consolidated Balance Sheets
                                                                              October 31,
                                                                         1995           1996
Assets
Current assets:
        Cash and cash equivalents                                   $    922,763    $  1,170,603
        Receivables, net                                               3,046,160       4,259,841
        Inventories, net                                               1,436,889       2,218,306
        Deferred tax asset                                                    --         650,000
        Other current assets                                             110,365         208,551
------------------------------------------------------------------------------------------------
        Total current assets                                           5,516,177       8,507,301
------------------------------------------------------------------------------------------------
Fixed assets, net                                                      3,006,528       3,886,371
Licenses, net                                                            523,810         409,524
Other assets                                                             232,491         101,788
Goodwill, net                                                            146,710         807,738
------------------------------------------------------------------------------------------------
        Total assets                                                $  9,425,716    $ 13,712,722
------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
        Current portion of long-term debt                           $     45,455    $     54,740
        Borrowings under line-of-credit agreement                             --       1,400,000
        Accounts payable                                               1,388,122         962,715
        Accrued compensation and related expenses                      2,103,316       1,874,691
        Other accrued expenses                                         1,230,310       1,070,973
------------------------------------------------------------------------------------------------
        Total current liabilities                                      4,767,203       5,363,119
------------------------------------------------------------------------------------------------
Long-term debt                                                              --           202,860
Deferred officers' compensation                                          269,218         267,921
Other liabilities                                                        227,641         112,184
------------------------------------------------------------------------------------------------
        Total liabilities                                              5,264,062       5,946,084
------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
        Serial preferred stock, $.01 par value,
                1,000,000 shares authorized, no shares issued               --              --
        Common stock, $.01 par value, 10,000,000 shares
                authorized, 4,507,968 and 4,792,004 shares issued         45,079          47,920
        Capital in excess of par value                                15,015,344      15,904,753
        Treasury stock, at cost, 601,870 shares (1,176,537)           (1,176,537)
        Accumulated deficit                                           (9,722,232)     (7,009,498)
------------------------------------------------------------------------------------------------
        Total stockholders' equity                                     4,161,654       7,766,638
------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                  $  9,425,716    $ 13,712,722
------------------------------------------------------------------------------------------------


                     See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders' Equity



                                                       Serial                                       Capital In
                                                  Preferred Stock             Common Stock          Excess of
                                                 Shares  Par Value        Shares     Par Value      Par Value

Balance as of October 31, 1993                    --          --        4,372,661   $     43,726   $ 14,758,655
        Exercise of common stock options          --          --            6,850             69          7,344
        Net loss for the year ended
                October 31, 1994                  --          --             --             --             --
Balance as of October 31, 1994                                --             --        4,379,511         43,795
        Exercise of common stock options          --          --           25,600            256         25,373
        Release of mandatorily
                redeemable common stock                       --             --          102,857          1,028
        Net income for the year ended
                October 31, 1995                  --          --             --             --             --
Balance as of October 31, 1995                                --             --        4,507,968         45,079
        Exercise of common stock options          --          --          219,114          2,192        305,758
        Issuance of common stock in
                conjunction with acquisition
                of Phonatic International B.V     --          --           64,922            649        583,651
        Net income for the year ended
                October 31, 1996                  --          --             --             --             --
Balance as of October 31, 1996                    --          --        4,792,004   $     47,920   $ 15,904,753

                                                         Treasury Stock        Accumulated
                                                    Shares           Cost       Deficit             Total

Balance as of October 31, 1993                      601,870   $ (1,176,537)   $ (6,125,322)   $  7,500,522
        Exercise of common stock options               --             --              --             7,413
        Net loss for the year ended
                October 31, 1994                       --             --        (4,984,041)     (4,984,041)
Balance as of October 31, 1994                   14,765,999        601,870     (11,109,363)      2,523,894
        Exercise of common stock options               --             --              --            25,629
        Release of mandatorily
                redeemable common stock           223,972--           --              --           225,000
        Net income for the year ended
                October 31, 1995                       --             --         1,387,131       1,387,131
Balance as of October 31, 1995                   15,015,344        601,870      (9,722,232)      4,161,654
        Exercise of common stock options               --             --              --           307,950
        Issuance of common stock in
                conjunction with acquisition
                of Phonatic International B.V          --             --              --           584,300
        Net income for the year ended
                October 31, 1996                       --             --         2,712,734       2,712,734
Balance as of October 31, 1996                      601,870   $ (1,176,537)   $ (7,009,498)   $  7,766,638

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows


                                                                                               Year Ended October 31,
                                                                                1994                   1995             1996
                                                                                ----                   ----             ----

Cash flows from operating activities:
        Net income (loss)                                                   $(4,984,041)          $ 1,387,131          $ 2,712,734
        Adjustments to reconcile net income (loss) to net
                cash (used in) provided by operating activities:
                        Depreciation                                            879,046               474,537              633,182
                        Deferred officers' compensation                          18,000                    --               (1,297)
                        Amortization of goodwill and licensing agreement        274,713               184,706              227,742
                        (Gain) loss on disposition of fixed assets               18,544                 2,869              (55,455)
                        Deferred tax benefit                                       --                    --               (650,000)
                        Changes in assets and liabilities:
                                Receivables                                   1,433,393              (358,586)          (1,198,255)
                                Inventories                                   1,042,768              (554,705)            (781,417)
                                Other current assets                            (78,595)               47,225              (98,186)
                                Accounts payable                                307,894               304,152             (425,407)
                                Accrued compensation and related expenses        43,751               469,038             (228,625)
                                Other accrued expenses                          729,378              (352,394)            (322,770)
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities                    (315,149)            1,603,973             (187,754)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Purchases of fixed assets                                              (487,103)             (543,159)          (1,318,969)
        Proceeds from sale of fixed assets                                       65,638                 1,150               72,000
        Purchase of Phonatic International B.V.                                      --                    --             (110,635)
        Other assets                                                           (212,155)              132,795              130,703
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                  (633,620)             (409,214)          (1,226,901)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
        Reduction in long-term debt                                            (505,244)           (1,463,819)             (45,455)
        Net borrowings under line-of-credit agreement                              --                    --              1,400,000
        Exercise of common stock options                                          7,413                25,629              307,950
-----------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                    (497,831)           (1,438,190)           1,662,495
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (1,446,600)             (243,431)             247,840
Cash and cash equivalents at beginning of year                                2,612,794             1,166,194              922,763
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $ 1,166,194           $   922,763          $ 1,170,603
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
1
--------------------------------------------------------------------------------
Basis of Presentation and Major Customers

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

A summary of information about the Company's operations by business segment is as follows:

                                                  Year Ended October 31,
                                                  1994    1995    1996
                                                  ----    ----    ----
                                                  (Amounts in thousands)
Net sales:
        Voice processing systems and
                other communications products   $10,574   $14,089   $15,836
        Performance analysis and
                support services                  8,095     8,297     9,871
--------------------------------------------------------------------------------
        Net sales                               $18,669   $22,386   $25,707
--------------------------------------------------------------------------------
Income (loss) from operations:
        Voice processing systems and
                other communications products   $(5,363)  $   795   $ 1,131
        Performance analysis and
                support services                    446       705       980
--------------------------------------------------------------------------------
        Income (loss) from operations           $(4,917)  $ 1,500   $ 2,111
--------------------------------------------------------------------------------
Identifiable assets:
        Voice processing systems and
                other communications products   $ 4,968   $ 6,383   $10,822
        Performance analysis and
                support services                  1,785       683       645
        Buildings for common use                  2,303     2,360     2,246
--------------------------------------------------------------------------------
        Identifiable assets                     $ 9,056   $ 9,426   $13,713
--------------------------------------------------------------------------------
Capital expenditures:
        Voice processing systems and
                other communications products   $   459   $   531   $ 1,550
        Performance analysis and
                support services                     13         2        15
        Buildings for common use                     15        10        25
--------------------------------------------------------------------------------
        Capital expenditures                    $   487   $   543   $ 1,590
--------------------------------------------------------------------------------
Depreciation expense:
        Voice processing systems and
                other communications products   $   781   $   358   $   501
        Performance analysis and
                support services                      5         6         8
        Buildings for common use                     93       111       124
--------------------------------------------------------------------------------
        Depreciation expense                    $   879   $   475   $   633
--------------------------------------------------------------------------------

     Approximately 32%, 38%, and 37% of the Company's consolidated net sales for fiscal 1994, 1995, and 1996, respectively, involved the sale of voice processing systems and other communications products to the Federal Government.


     Approximately 0%, 3%, and 10% of the Company's consolidated net sales for fiscal 1994, 1995, and 1996, respectively, involved the sale of voice processing systems and other communications products to one customer in the pharmaceutical industry.

     Approximately 4%, 6%, and 6% of the Company's consolidated net sales for fiscal 1994, 1995, and 1996, respectively, involved the export of voice processing systems and other communications products to foreign countries.


     Approximately 43%, 37%, and 38% of the Company's consolidated net sales for fiscal 1994, 1995, and 1996, respectively, involved performance analysis and support services subcontracts with prime contractors to the US Navy. These contracts have been extended, or have options to extend, to various dates in fiscal 1997 and 1998.

     The Company extends credit to its customers and billings are made in accordance with contract terms.


2
--------------------------------------------------------------------------------
Summary of Accounting Policies

Use of  Estimates
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

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

Cash and Cash Equivalents
The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents. Cash equivalents consist of US treasury bills, certificates of deposit, and repurchase agreements, which are collateralized by securities issued or guaranteed by the US Treasury.

Fair Value of Financial  Instruments
The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

     The carrying  amounts of debt issued  pursuant to the Company's bank credit
agreements   approximate   fair  value  because  the  interest  rates  on  these
instruments change with market interest rates.

Inventories
Inventories are stated at the lower of cost, determined on the first-in first-out method, or market.

Fixed Assets
Fixed assets are recorded at cost and depreciated on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes.

Intangible  Assets
Licenses are recorded at cost and amortized on a straight-line basis over seven years. Accumulated amortization at October 31, 1995 and 1996 was $276,190 and $390,476, respectively.
Goodwill arising from the acquisitions of companies is being amortized on a straight-line basis over six to seven years. The Company considers goodwill to be recoverable and is evaluated quarterly based on current undiscounted cash flow projections of each specific acquired business. Accumulated amortization at October 31, 1995 and 1996 was $568,727 and $682,183, respectively.
     Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

Warranty  Reserve
Normal product warranty for service and repairs is generally provided for 90 days to two years, subsequent to delivery. Based on experience, the Company has accrued expenses related to warranty obligations.

Net Income (Loss) Per Share
Net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. The weighted average number of shares outstanding for the years ended October 31, 1994, 1995, and 1996 were 3,877,029, 4,066,705, and 4,566,199, respectively.


3
--------------------------------------------------------------------------------
Acquisition of Phonatic International B.V. On June 28, 1996, the Company acquired Phonatic International B.V. of The Netherlands. The Company changed the name of Phonatic to Microlog Europe, a wholly-owned subsidiary of Microlog Corporation of Maryland. To acquire Phonatic, the Company acquired assets of $151,513, issued 64,922 shares of its common stock valued at $584,300, paid $233,720 in cash to the Phonatic shareholders, assumed $107,976 in liabilities, and incurred acquisition costs totaling approximately $46,000.
     The acquisition has been accounted for as a purchase and therefore only activity subsequent to the acquisition date has been included in consolidated results. The excess of the purchase price over the fair value of net assets acquired totaled $774,483 and has been recorded as goodwill.

4
--------------------------------------------------------------------------------
Receivables


Receivables  consist of the following:
                                                          October 31,
                                                     1995            1996
                                                     ----            ----
Billed accounts receivable                       $ 3,094,035      $ 4,339,445
Contract retention                                    78,742           77,742
Accumulated unbilled costs and fees                   40,594           49,742
--------------------------------------------------------------------------------
                                                   3,213,371        4,466,929
Less: Allowance for doubtful accounts               (167,211)        (207,088)
--------------------------------------------------------------------------------
                                                 $ 3,046,160      $ 4,259,841
--------------------------------------------------------------------------------


5
--------------------------------------------------------------------------------
Inventories


Inventories consist of the following:
                                                          October 31,
                                                     1995            1996
                                                     ----            ----
Components and finished goods                    $ 1,999,192      $ 1,951,370
Work-in-process                                      492,312          519,554
--------------------------------------------------------------------------------
                                                   2,491,504        2,470,924
Less: Reserve for obsolescence                    (1,054,615)        (252,618)
--------------------------------------------------------------------------------
                                                 $ 1,436,889      $ 2,218,306
--------------------------------------------------------------------------------

     During fiscal 1996, the Company adjusted its reserve for obsolescence by approximately $800,000. The Company disposed of obsolete inventory relating to the CINDI and VCS 3500 lines of voice processing products for which it had previously reserved.


6
--------------------------------------------------------------------------------
Fixed Assets


Fixed assets consist of the following:
                                                          October 31,
                                                     1995            1996
                                                     ----            ----
Buildings                                        $ 2,532,567      $ 2,511,266
Land                                                 520,000          520,000
Office furniture, equipment,
        and capital leases                         3,621,890        3,119,150
Vehicles                                              23,642           23,642
Leasehold improvements                               211,021          176,096
--------------------------------------------------------------------------------
                                                   6,909,120        6,350,154
Less: Accumulated depreciation                    (3,902,592)      (2,463,783)
--------------------------------------------------------------------------------
                                                 $ 3,006,528      $ 3,886,371
--------------------------------------------------------------------------------

Notes To Consolidated Financial Statements

Estimated useful lives are as follows:

Buildings:                                        30-40 years
Office furniture, equipment, and vehicles:          3-7 years
Capital leases and                       Shorter of estimated
leasehold improvements:             useful life or lease term

     Depreciation expense during fiscal 1994, 1995, and 1996 includes capital lease amortization of approximately $52,000, $0, and $0, respectively.


7
Accrued Expenses


Accrued expenses consist of the following:

                                                          October 31,
                                                     1995            1996
                                                     ----            ----

Accrued restructuring costs                      $   184,615      $   115,458
Accrued warranty and deferred maintenance            695,369          585,220
Other                                                350,326          370,295
--------------------------------------------------------------------------------
                                                 $ 1,230,310      $ 1,070,973
--------------------------------------------------------------------------------

8
--------------------------------------------------------------------------------
Debt


In December 1995, the Company entered into a new line of credit facility with a bank under which it can borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% (9.50% at October 31, 1996), and contains a 1/2 of 1% commitment fee on the average unused portion of the line. The line expires on February 28, 1997 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At October 31, 1996, $400,000 was outstanding against this line of credit.

     In April 1996, the Company added a $1,000,000 loan facility to its existing $2,000,000 line of credit. This additional line of credit bears interest at the bank's prime rate plus 0.5% (8.75% at October 31, 1996), and contains a 0.5% fee on the average unused portion of the loan. The line contains the same restrictive covenants as the $2,000,000 line of credit, and the agreements for the line of credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1998. The line is secured by the Company's principal headquarters building. At October 31, 1996, $1,000,000 was outstanding against this line of credit.

     On June 30, 1996, the Company entered into a contract to purchase a new management information system including a five year maintenance plan. The purchase, including maintenance, is being financed by the vendor over a five year term at an annual interest rate of 8%. The financing terms require five annual payments of $140,000 each, including interest, beginning on June 30, 1996. The final payment is due on June 30, 2000.

9
--------------------------------------------------------------------------------
Restructuring  of Operations


During the third quarter of both fiscal 1992 and 1994, the Company restructured and consolidated its voice processing operations and incurred restructuring charges of $1,280,000 and $550,258, respectively. Approximately $980,000 of the restructuring charge in fiscal 1992 related to leased facilities which were in excess of the Company's needs. The fiscal 1994 restructuring included approximately $224,000 for the severance costs of 23 employees, $62,000 associated with the closing of a sales office, $165,000 associated with the remaining expense of a consulting contract with the Company's former chief executive officer, and a $99,000 write-off of fixed assets.
     The following table sets forth the Company's restructuring reserves for the years ended October 31, 1994, 1995, and 1996.

                                             Employee         Asset
                                           Separations      Writedowns     Facilities        Other          Total
                                           -----------      ----------     ----------        -----          -----
Reserve balance,
        October 31, 1993                   $  50,769       $    --        $  298,162      $     --         $ 348,931
Total 1994 restructuring
        of operations loss                   223,987          98,908          62,493         164,870         550,258
Cash payments                               (185,717)           --          (110,522)        (22,482)       (318,721)
Non-cash items                                  --           (67,702)           --              --           (67,702)
Reserve balance,
        October 31, 1994                      89,039          31,206         250,133         142,388         512,766
Cash payments                                (89,039)           --           (75,244)        (89,929)       (254,212)
Non-cash items                                  --           (20,804)           --              --           (20,804)
Reserve balance,
        October 31, 1995                        --            10,402         174,889          52,459         237,750
Cash payments                                   --              --           (60,608)        (52,459)       (113,067)
Non-cash items                                  --           (10,402)           --              --           (10,402)
Reserve balance,
        October 31, 1996                   $    --         $    --        $  114,281      $     --         $ 114,281

Notes to Consolidated Financial Statements

10
--------------------------------------------------------------------------------
Commitments and Contingencies

Compensation Arrangements
In February 1988, the Company entered into non-contributory deferred compensation contracts with three officers, which concluded on January 1, 1993. The general provisions of the contracts called for the Company to make payments to the employees over ten years subsequent to their retirement. The amount of such payments was based on $72,000 aggregate annual deferred compensation (limited to certain minimum net income levels under the original five year contracts) plus interest at prime rates through the individual employee's retirement date. Effective April 30, 1991, one of these individuals retired from the Company and elected to receive his deferred compensation over the ten year period. As of May 1, 1991, the Company ceased making contributions and accumulating interest to his deferred compensation contract. The Company has expensed $545, $0, and $9,617, in fiscal 1994, 1995, and 1996, respectively.
     The Company is a party to employment agreements, expiring in 1998 and 1999, with several of its executive officers. Under certain conditions, these individuals will be entitled to receive lump sum or monthly payments which aggregate approximately $505,000.

Operating Lease Obligations
The Company has obtained the use of certain facilities and other equipment through noncancellable operating leases, which expire in various years through 1999. Minimum future noncancellable operating lease payments as of October 31, 1996 are as follows:


Operating  Leases
Year Ending
October 31,                  Gross        Sublease            Net
--------------------------------------------------------------------------------
1997                     $ 577,009     $ (277,848)     $ 299,161
1998                       564,729       (203,755)       360,974
1999                       338,983             --        338,983
--------------------------------------------------------------------------------
$                        1,480,721     $ (481,603)     $ 999,118
--------------------------------------------------------------------------------

     As of October 31, 1996, the Company has reserves of $228,000 for the remaining net operating lease obligation of $552,000 associated with its Rancho Cordova facility. Rent expense under noncancellable operating lease agreements in fiscal 1994, 1995, and 1996 was approximately $225,000, $267,000, and
$275,000  (net  of  sublease  income  of  $278,000,   $278,000,  and  $278,000),
respectively.
Legal
As part of the fiscal 1993 settlement of a lawsuit, the Company issued $225,000 (102,857 shares) of mandatorily redeemable common stock to VMX, Inc. (VMX). On July 26, 1995, VMX sold all of these shares in the open market and the Company was released from any future redemption requirements.
     The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management believes that such litigation and claims are without merit and will not have a material effect on the Company's financial position or results of operations.
Royalties
As part of the VMX lawsuit settlement, the Company is committed to pay annual license maintenance fees of $120,000 to VMX under certain call processing patents, which expire in 2007. The Company will receive a credit against future license maintenance fees equal to 12% of the purchase price paid for products purchased from Rhetorex, a wholly-owned subsidiary of VMX.

11
--------------------------------------------------------------------------------
Stock Option Plans
The Company has two incentive stock option plans. Under the first plan, the Company may grant options to Directors and employees to purchase up to 750,000 shares of common stock at not less than fair market value at the time of grant. Under the second plan, approved by the shareholders on March 26, 1996, the Company may grant options to employees to purchase up to 1,000,000 shares of common stock at not less than fair market value at the time of grant. Additional information with respect to the incentive stock option activity is summarized in the following table:

                                                            Option Amount
                                       Number     ------------------------------
                                      of Shares   Per Share                Total
Shares under option,
  October 31, 1993                     507,600    $ 1.00-5.00       $ 1,001,850
Options granted                         36,750      1.00-2.38            39,938
Options  canceled                     (103,750)     1.00-5.00          (308,494)
Options exercised                       (6,850)     1.00-2.25            (7,413)
--------------------------------------------------------------------------------
Shares  under  option,
  October 31, 1994
                                       433,750      1.00-5.00           725,881
Options granted                        587,167      1.00-4.38         1,877,943
Options canceled                       (85,785)     1.00-2.38          (144,648)
Options  exercised                     (25,600)     1.00-1.13           (25,629)
--------------------------------------------------------------------------------
Shares  under  option,
October 31, 1995                       909,532      1.00-5.00         2,433,547
Options granted                        253,875      5.50-9.75         1,581,141
Options canceled                      (104,279)     1.00-9.75          (338,922)
Options exercised                     (194,114)     1.00-5.00          (268,601)
--------------------------------------------------------------------------------
Shares under option,
October 31, 1996                       865,014    $ 1.00-9.75       $ 3,407,165
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements


     Options granted under the plans vest at various dates from immediately to ratably over five years and expire ten years from the date of grant. Certain options contain possible accelerated vesting clauses should specific financial measures be met. As of October 31, 1996, options available for granting were 521,500, and granted options for purchasing 310,170 shares, at prices ranging from $1.00 to $5.50 per share, were exercisable.

     Additionally, the Company maintains a non-employee Director stock option plan. Under this plan, which was amended in December 1995 and approved by the shareholders on March 26, 1996, the Company may grant up to 125,000 shares at not less than the fair market value at the time of grant. Additional information is as follows:
                                                            Option Amount
                                                      --------------------------
                                        Number
                                      of Shares       Per Share            Total
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1993             57,000       $  1.37-6.75      $  155,250
Options Granted                       2,000               1.37           2,750
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1994             59,000          1.37-6.75         158,000
Options Granted                       2,000               1.37           2,750
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1995             61,000          1.37-6.75         160,750
Options Granted                       6,000               5.50          33,000
Options Exercised                   (23,000)         1.37-2.75         (35,000)
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1996             44,000       $  1.37-6.75      $  158,750
--------------------------------------------------------------------------------

     Options granted under the plan vest immediately and expire ten years from the date of grant. As of October 31, 1996, options available for granting were 58,000.

     The Company has also issued stock options to non-employee consultants outside of the above plans. These shares may be granted at such times and under such terms as the Board of Directors may determine. Additional information is as follows:

                                        Number            Option Amount
                                      of Shares     Per Share            Total
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1993                2,000       $     2.13      $    4,250
Options Granted                         1,000             1.00           1,000
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1994                3,000        1.00-2.13           5,250
Options Granted                        45,000        1.00-2.94          54,688
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1995               48,000        1.00-2.94           59,938
Options Granted                         5,000             8.38           41,875
Options Exercised                      (2,000)            2.13           (4,250)
--------------------------------------------------------------------------------
Shares under option,
        October 31, 1996               51,000      $ 1.00-8.38      $    97,563
--------------------------------------------------------------------------------

     Options granted vest immediately to ratably over three years and expire ten years from the date of grant. As of October 31, 1996, granted options for purchasing 21,000 shares, at $1.00 per share, were exercisable. Compensation expense associated with these options was not material.

     The Company also has reserved 50,000 shares for issuance outside these plans as stock options or stock bonuses to key employees. These shares may be granted at such times and under such terms as the Board of Directors may determine. No grants or issuances had been made as of October 31, 1996.


12
--------------------------------------------------------------------------------
Income Taxes


Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed and intangible assets and revenue recognition for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recovered or settled.

     The (benefit) provision for income taxes in fiscal 1994, 1995, and 1996 consists of:


                                                      Year Ended October 31,
                                               1994          1995          1996
                                               ----          ----          ----
Income taxes payable                     $    23,234     $   20,000   $ 10,704
Change in valuation allowance                     --             --    (650,000)
--------------------------------------------------------------------------------
                                         $    23,234     $   20,000   $(639,296)
--------------------------------------------------------------------------------

     Income taxes payable in fiscal 1994 relate to state income taxes. Income taxes payable in fiscal 1995 and 1996 relate to state income taxes and the alternative minimum tax for Federal income tax. The Company has recorded a deferred tax asset of $650,000 in fiscal 1996 reflecting the benefit of approximately $1.6 million in loss carryforwards, which expire in varying amounts between 2008 and 2007. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company has provided a valuation allowance for the remaining $8.1 million of net operating losses as management has determined it more likely than not that this amount will not be realized.

Notes to Consolidated Financial Statements

     A reconciliation of the statutory Federal tax rate to the Company's effective tax rate is as follows:

                                                       Year Ended October 31,
                                                  1994        1995        1996
                                                  ----        ----        ----
Statutory Federal tax rate (benefit)             (34.0%)      34.0%      34.0%
State income taxes, net of
        Federal tax benefit                        (5.0)       5.0        5.0
Benefit not recorded due to
        net carryforward position                  36.0         --         --
Utilization of net operating loss                    --      (42.6)      (40.9)
Goodwill amortization                               3.2        4.4         3.0
Change in valuation allowance                        --         --       (31.3)
Other                                               0.3        0.6        (0.6)
--------------------------------------------------------------------------------
                                                    0.5%       1.4%      (30.8)%
--------------------------------------------------------------------------------
Deferred tax assets (liabilities) are comprised of the following:

                                                            October 31,
                                                     1995                1996
                                                     ----                ----

Accounts receivable reserve                      $    65,212        $    80,764
Inventory reserves                                   360,257             98,521
Accrued vacation and benefits                        175,148            174,244
Warranty reserves                                     52,553               --
Restructuring reserves                               160,781             88,781
Deferred compensation                                104,995            104,489
Deferred revenues                                     95,444            228,236
Sales returns                                         21,304               --
Other                                                145,606            160,892
Loss carryforwards                                 3,750,602          3,175,623
--------------------------------------------------------------------------------
Gross deferred tax assets                          4,931,902          4,111,550
Valuation allowance                               (4,931,902)        (3,461,550)
--------------------------------------------------------------------------------
Net deferred tax asset                           $      --          $   650,000
--------------------------------------------------------------------------------

     The net change in the valuation allowance for deferred tax assets was a decrease of $1,470,352 during the year and relates primarily to utilization of loss carryforwards, the release of a portion of the valuation allowance, and the reversal of other temporary differences.

     Approximately $9.7 million of tax loss carryforwards and $156,000 of research and development tax credits can be utilized by the Company through 2008 and 2007, respectively. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

13
--------------------------------------------------------------------------------
Pension and Profit Sharing Plans


The Company has a defined contribution pension plan covering all employees. After the employee completes one year of service, the plan provides for annual contributions by the Company equal to 6% of the employee's gross salary, excluding bonuses and commissions. The Company's contributions to the plan vest after a five year period. Employees may also make voluntary contributions to the plan up to a maximum of 10% of their gross salary. In accordance with the plan, unvested amounts relating to terminated employees with a break in service greater than one year are credited against pension contributions by the Company. Such forfeitures amounted to $115,000, $111,000, and $111,000 in fiscal 1994, 1995, and 1996, respectively. It is the Company's policy to fund pension cost accrued. Net expense of the plan was approximately $331,000, $365,000, and $365,000 in fiscal 1994, 1995, and 1996, respectively.

     The Company also maintains a 401(k) profit sharing plan and trust. The plan allows for employees to contribute up to 10% of gross salary on a pre-tax basis and 5% of gross salary on an after-tax basis. The Company matches 50% of employee contributions up to 4% of eligible salary. Total expense of the plan was approximately $145,000, $138,000, and $176,000 in fiscal 1994, 1995, and
1996, respectively.



14
--------------------------------------------------------------------------------
Supplemental Cash Flow Information

The Company paid cash for interest expense and income taxes as follows:

                                        Year Ended  October 31,
                                   1994          1995            1996
                                   ----          ----            ----
Interest                      $ 137,400      $ 112,243        $ 81,000
Income taxes                  $  31,500      $  23,234        $ 20,983

Non-cash investing and financing activities:

Note issued for purchase of fixed assets (Note 8)             $257,600

Details of acquisition (Note 3):


Fair value of assets acquired                                 $925,996
Liabilities assumed                                            107,976
Common stock issued                                            584,300
--------------------------------------------------------------------------------
Cash paid                                                      233,720
Less: cash acquired                                            123,085
--------------------------------------------------------------------------------
Net cash paid for acquisition                                 $110,635
--------------------------------------------------------------------------------

     As discussed in Note 10, in 1995, the Company was released from its obligation to repurchase common stock from VMX, when all of the 102,857 shares were sold by VMX in the open market. As a result, the Company's liability to VMX of $225,000 was credited to stockholders' equity in the consolidated balance sheet.

Notes to Consolidated Financial Statements

15
--------------------------------------------------------------------------------
Selected Quarterly Financial Data (Unaudited)


The following table presents unaudited quarterly operating results and the price range of common stock for the Company's last eight fiscal quarters.


                              Jan. 31,       April 30,     July 31,     Oct. 31,
                               1995            1995          1995         1995
                               ----            ----          ----         ----
Net sales                      $5,428,806   $5,306,899   $5,555,881   $6,094,057
Gross margin                    2,092,901    2,297,968    2,418,972    2,656,161
Income from operations            280,974      340,337      383,013      496,019
Net income                        263,844      302,691      361,667      458,929
    Per common share:          $     0.07   $     0.08   $     0.09   $     0.11
--------------------------------------------------------------------------------
Stock prices
    High                            1.500   $    1.813   $    3.375   $    5.125
    Low                        $    0.500   $    0.875   $    1.250   $    2.750
--------------------------------------------------------------------------------


                              Jan. 31,       April 30,     July 31,     Oct. 31,
                               1996            1996         1996          1996
                               ----            ----         ----          ----

Net sales                      $5,915,273   $6,537,208   $6,565,486   $6,688,768
Gross margin                    2,422,093    2,861,600    2,729,190    2,585,733
Income from operations            496,689      594,614      570,546      448,864
Net income                        465,150      571,133      546,287    1,130,164
        Per common share       $     0.11   $     0.13   $     0.12   $     0.23
--------------------------------------------------------------------------------
Stock prices
        High                   $    6.375   $   10.000   $   12.625   $    8.125
        Low                    $    4.125   $    4.500   $    5.000   $    5.250
--------------------------------------------------------------------------------


Report of Independent Accountants


To the Board of Directors and Stockholders
Microlog Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microlog Corporation and its subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Washington, DC                          December 16, 1996

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth for the fiscal periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations and the percentage change in these items from the prior fiscal period.

                                                                                             Period-to-Period
                                                                                           Percentage Changes
                                                        Percentage of Net Sales
                                                        Year Ended October 31,              1994           1995
                                                                                             to             to
                                                1994           1995           1996          1995           1996
                                                ----           ----           ----          ----           ----
Net sales:
        Voice processing                        56.6%          62.9%          61.5%          33.2%         12.4%
        Performance analysis                    43.4%          37.1%          38.5%           2.5%         19.0%
------------------------------------------------------------------------------------
Total net sales                                100.0%         100.0%         100.0%          19.9%         14.8%
------------------------------------------------------------------------------------
Costs and expenses:
        Cost of sales                           77.1%          57.7%          58.8%         (10.2%)        16.9%
Selling,  general and
        administrative                          37.5%          28.5%          24.9%          (9.0%)          --
Research and development                         8.8%           7.1%           8.1%          (3.2%)        31.5%
Restructuring costs                              2.9%            --             --         (100.0%)          --
------------------------------------------------------------------------------------
Total costs and expenses                       126.3%          93.3%          91.8%         (11.4%)        13.0%
Investment and other income
        (expense), net                          (0.3%)         (0.4%)         (0.1%)        111.2%        (60.0%)
------------------------------------------------------------------------------------
Income (loss) before income taxes              (26.6%)          6.3%           8.1%         128.4%         47.4%
------------------------------------------------------------------------------------
Benefit (provision) for income taxes            (0.1%)         (0.1%)          2.5%         (13.9%)          --
-------------------------------------------------------------------------------------
Net income (loss)                              (26.7%)          6.2%          10.6%         127.8%         95.6%
-------------------------------------------------------------------------------------


Results of Operations
The Company had net income of $2.7 million ($.59 per share) for the fiscal year ended October 31, 1996. These results include a $650,000 ($0.14 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. By comparison, the Company had net income of $1.4 million ($.34 per share), which did not include an income tax benefit, for the fiscal year ended October 31, 1995, and had a net loss of $5.0 million ($1.29 per share), for the fiscal year ended October 31, 1994. The improvement in earnings in fiscal 1996 was primarily attributable to increases in voice processing net sales as well as increases in performance analysis net sales.

Net Sales
Net sales for fiscal 1996 were $25.7 million, which represented an increase of 15% from net sales in fiscal 1995. Net sales for fiscal 1995 were $22.4 million, which represented an increase of 20% from net sales in fiscal 1994. The increase in fiscal 1996 was due to increases in voice processing net sales as well as increases in performance analysis net sales. The increase in fiscal 1995 was primarily attributable to increases in voice processing net sales.

Voice Processing Net Sales
The Company's voice processing net sales increased 12% in fiscal 1996 to $15.8 million, compared to $14.1 million in fiscal 1995. The increase in net sales during fiscal 1996 included an increase of 16% in voice processing product sales and an increase of 5% in product support and services sales. The increase in product sales is primarily attributable to an increase in sales to commercial customers ($2.2 million), of the Company's Retail Solutions product line, and an increase in sales to international customers ($0.4 million), offsetting a decrease in sales to distributors ($0.9 million). The Company's voice processing net sales increased 33% in fiscal 1995 to $14.1 million, compared to $10.6 million in fiscal 1994. The increase in net sales during fiscal 1995 resulted from an increase of 26% in voice processing product sales, and by an increase of 54% in product support and services sales. The increase in product sales was primarily attributable to an increase in sales to government customers ($3.6 million), which was due to the attractiveness to government customers of the Company's Intela and VCS 3500 products, to an increase in sales to commercial customers ($0.7 million) of the Company's Retail Solutions product line, and to an increase in sales to international customers ($0.4 million).

In 1996, sales to the Company's 10 largest customers accounted for 82% of voice processing sales. One of the three largest customers was in each of the Company's three sectors, commercial, government, and international. The 10 largest customers in 1995 accounted for 73% of voice processing sales. In 1995, two of the three largest customers were in the government sector. In 1994, the Company's 10 largest customers accounted for only 50% of voice processing sales.

During fiscal 1996, approximately $9.6 million (61% of voice processing net sales and 37% of consolidated net sales) were in the government sector. This compares to $9.6 million (68% of voice processing net sales and 43% of consolidated net sales) for fiscal 1995 and $5.9 million (56% of voice processing net sales and 32% of consolidated net sales) for fiscal 1994. Traditionally, the government market has produced strong results for the Company.

Sales to commercial customers increased 144% to $3.9 million (24% of voice processing net sales) in fiscal 1996. By comparison, sales to commercial customers were $1.6 million (12% of voice processing net sales) in fiscal 1995 and $1.0 million (9% of voice processing net sales) in fiscal 1994. Commercial sales increased in fiscal 1996 primarily as a result of increased sales of the Company's Retail Solutions product line. The Retail Solutions product line offers multiple voice processing applications designed to improve operations at retail pharmacies.

Sales to the Company's distributors of voice mail products decreased 56% to $0.7 million (4% of voice processing net sales) in fiscal 1996. By comparison, sales to distributors were $1.6 million (12% of voice processing net sales) in fiscal 1995 and $2.8 million (27% of voice processing net sales ) in fiscal 1994. This decrease in net sales is primarily the result of the Company's decision to focus its sales and marketing efforts on its interactive information response products, and price decreases in the market for voice mail products.

International voice processing sales increased 23% to $1.6 million (10% of voice processing net sales) in fiscal 1996. This compares to $1.3 million (9% of voice processing net sales) in fiscal 1995 and $.8 million (8% of voice processing net sales) in fiscal 1994. The increase in international sales is the result of sales by third party resellers of the Company's products such as Philips Communications Systems B.V. of The Netherlands and Communication & Network Systems PTE, Ltd. of Singapore. The Company is actively pursuing additional third party resellers of the Company's products. Also, during fiscal 1996, the Company acquired Phonatic International B.V. of The Netherlands to strengthen its presence in the European information response market. The new Microlog subsidiary operates under the name Microlog Europe and is headquartered in Neunen, The Netherlands.

In fiscal 1996, the Intela product became the Company's principal interactive information response (IIR) system surpassing the VCS 3500 platform. Intela product revenues for fiscal 1996 were $5.2 million as compared to $2.0 million in fiscal 1995, while VCS 3500 product revenues were $2.2 million in fiscal 1996 as compared to $5.0 million in fiscal 1995. The Company also introduced a UNIX version of its APRS Automated Prescription Refill System in fiscal 1996.

As of October 31, 1996, the Company had a backlog of existing orders for voice processing systems totaling $4.9 million. The backlog, as of October 31, 1995, was $3.7 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on customer delivery schedules and the level of customization required for Intela applications. The Company anticipates that all of the outstanding orders at October 31, 1996 will be shipped and the sales recognized during fiscal 1997. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

Performance Analysis and Support Services Net Sales

Net sales from performance analysis and support services for fiscal 1996 were $9.9 million, which represented a 19% increase from the net sales from this line of business during the prior year. Net sales for fiscal 1995 were $8.3 million, representing an increase of 3% from $8.1 million in fiscal 1994. These increases resulted from the addition of new contracts, as well as increases in the level of work authorized under existing contracts from the Johns Hopkins University Applied Physics Laboratory (APL), the Company's principal customer for these services.

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

As of October 31, 1996, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $5.5 million. By comparison, the backlog as of October 31, 1995 was $7.8 million. The Company anticipates that these services will be provided during the next three fiscal years. The Company estimates that of the $5.5 million of backlog at October 31, 1996, $1.9 million will be recognized as sales beyond fiscal 1997. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

Costs and Expenses

Cost of sales of products were $5.2 million, or 45% of net sales of products, for fiscal 1996; $4.7 million, or 48% of net sales of products, for fiscal 1995; and $5.8 million, or 73% of net sales of products, for fiscal 1994. The decrease in cost of sales of products for fiscal 1996 is primarily attributable to increased sales of the Intela and Retail Solution products and decreased sales of the CallStar and VCS products, which have a higher cost of sales. The high cost of sales of products for fiscal 1994 is largely attributable to a reserve of $1,137,039 for obsolete inventory; without this reserve, costs of sales of products for the year ended October 31, 1994 would have equaled $4.7 million, or 59% of net sales. During the third quarter of fiscal 1994, the Company adjusted its reserve for obsolete inventory by $1,137,039. The Company discontinued manufacture of the CINDI line of voice processing products in January 1992, but the demand for replacement parts had declined more rapidly than expected. As a result, the Company reserved $375,000 for the CINDI product line. In addition, the introduction of the Company's VCS Intela product in March 1994 and the switch from 386 CPUs to 486/Pentium CPUs in the Company's voice processing products made it necessary to reserve $762,000 for components relating to its VCS 3500 product line. During fiscal 1996, obsolete inventory of approximately $800,000 relating to the CINDI and VCS 3500 product lines was disposed of.

Cost of sales of services were $9.9 million, or 70% of net sales of services, for fiscal 1996; $8.2 million, or 65% of net sales of services, for fiscal 1995; and $8.6 million, or 80% of net sales of services, for fiscal 1994. The increase in cost of sales in fiscal 1996 is primarily attributable to the increase in net sales of performance analysis services, which has a higher cost of sales than voice processing services. The decrease in cost of sales in fiscal 1995 is attributable in part to the increase in net sales of voice processing services, which have a lower cost of sales than performance analysis. The decrease is also attributable to a general reduction in raw materials costs and a restructuring of the Company's voice processing operations in fiscal 1994.

Selling, general and administrative costs were $6.4 million or 25% of net sales, for fiscal 1996; $6.4 million, or 28% of net sales, for fiscal 1995; and $7.0 million, or 38% of net sales, for fiscal 1994. The decrease in fiscal 1996 as a percentage of revenue is primarily attributable to tighter management controls and cost cutting measures taken by the Company. The decrease in fiscal 1995 was primarily attributable to cost cutting measures taken by the Company and a restructuring of the Company's operations (see Restructuring Costs).

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $2.1 million, or 8% of net sales for fiscal 1995; $1.6 million, or 7% of net sales for fiscal year 1995; and $1.6 million, or 9% of net sales for fiscal 1994. The Company presently plans to maintain its research and development program at approximately the same level, although research and development expenses in the next fiscal year are expected to be somewhat higher than fiscal 1996, because of the Company's strategy to continue the development of new products and the enhancement of existing products.

Restructuring Costs

In the quarter ended July 31, 1994, the Company's voice processing operations were restructured extensively at a cost of approximately $550,000. The restructuring included a 25% reduction in voice processing personnel at a cost of $224,000, a $62,000 charge associated with the closing of a sales office in California, $165,000 of expenses associated with the consulting contract between the Company and its former Chief Executive Officer, and a $99,000 write-off of fixed assets associated with the office closing and terminated employees. The Company believes that the restructuring has had a positive impact on the results of fiscal years 1996 and 1995 by reducing employment, overhead, and ongoing costs of approximately $1.4 million annually. The Company does not believe that any further restructuring will be required in the near future.

Investment and Other Income, Net

The Company had net investment and other expenses of $37,000 for fiscal 1996, as compared to $93,000 for fiscal 1995 and $44,000 for fiscal 1994. The lower expense level in fiscal 1996 resulted from a $43,000 gain on the sale of an office condominium unit. Without this gain, the Company would have had a net other expense of $80,000 in fiscal 1996.

Provision for Income Taxes

Income taxes payable of $23,000 in fiscal 1994 relate to state income taxes. Income taxes payable of $20,000 in fiscal 1995 and $11,000 in fiscal 1996 relate to state income taxes and the alternative minimum tax for Federal income tax. In fiscal 1996, the Company has recorded a deferred tax asset of $650,000 reflecting the benefit of approximately $1.6 million in loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carryforwards for income tax reporting purposes of approximately $9.7 million and $156,000, respectively, will be available to offset taxes generated from future taxable income through 2008 and 2007. Management believes that the future tax benefits associated with $8.1 million of its net operating loss carryforwards is not more likely than not assured. Accordingly, no such benefit has been reflected in the Financial Statements.

Liquidity and Capital Resources

Working capital as of October 31, 1996 was $3,144,000, as compared to $749,000 as of October 31, 1995. The increase is primarily attributable to increases in cash and cash equivalents of $248,000, accounts receivable of $1,214,000, inventories of $781,000, a deferred tax asset of $650,000, offset by an increase in short-term borrowings of $1,400,000.

Accounts receivable as of October 31, 1996 were $4,300,000 as compared to $3,000,000 as of October 31, 1995. The increase in accounts receivable is primarily attributable to increased voice processing net sales.

Fixed assets as of October 31, 1996 were $3,900,000 as compared to $3,000,000 as of October 31, 1995. The net increase in fixed assets resulted from the addition of $1,590,000 of assets, and depreciation expense of $633,000 for fiscal 1996. Major assets purchased included a new management information system and hardware for $625,000 and hardware and software upgrades to the Company's internal computer network and workstations for approximately $500,000.

In December 1995, the Company entered into a new line of credit facility with a bank under which it can borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% (9.50% at October 31, 1996), and contains a 1/2 of 1% commitment fee on the average unused portion of the line. The line expires on February 28, 1997 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At October 31, 1996, $400,000 was outstanding against this line of credit.

In April 1996, the Company added a $1,000,000 loan facility to its existing $2,000,000 line of credit. This additional line of credit bears interest at the bank's prime rate plus 0.5% (8.75% at October 31, 1996), and contains a 0.5% fee on the average unused portion of the loan. The line contains the same restrictive covenants as the $2,000,000 line of credit, and the agreements for the line of credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1998. The line is secured by the Company's principal headquarters building. At October 31, 1996, $1,000,000 was outstanding against this line of credit.

The Company believes that, through conservative management of its cash and cash equivalents, it will not need additional financial resources beyond these presently expected to be available during fiscal 1997. It is the intent of the Company to pay back all outstanding amounts on the credit facilities within one year.

On June 30, 1996, the Company entered into a contract to purchase a new management information system including a five year maintenance plan. The purchase, including maintenance, is being financed by the vendor over a five year term at an annual interest rate of 8%. The financing terms require five annual payments of $140,000 each, including interest, beginning on June 30, 1996. The final payment is due on June 30, 2000.


In October 1995, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which the

Company expects to adopt in fiscal 1997. Adoption of this new statement is not expected to have a material impact on the Company's financial position or results of operations.

This report contains "forward-looking statements" within the meaning of the Federal Securities laws. The Company's business is subject to significant risks that could cause the Company's results to differ materially from those expressed in any forward-looking statements made in this report.

Quarterly Results

Note 15 of the Notes to Consolidated Financial Statements of the Company contained in this Annual Report presents unaudited quarterly operating results for the Company's last eight fiscal quarters. The Company believes that this unaudited information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

The Company was profitable in all four quarters of fiscal 1995 and fiscal 1996. The Company's quarterly results showed continued growth in net sales, net income, and net income per common share. The quarterly fluctuations for the four quarters of fiscal 1995 and the first three quarters of fiscal 1996 were not significant. In the fourth quarter of fiscal 1996, the Company's net income was increased by a $650,000 ($0.14 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized.

Price Range of Common Stock

The Common Stock is presently traded on the over-the-counter market under the symbol MLOG. As of January 17, 1997, there were approximately 279 holders of record of the Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Note 15 of the Notes to Consolidated Financial Statements of the Company contained in this Annual Report sets forth, for the period indicated, the range of high and low transaction prices for the Common Stock as reported on the Nasdaq Market. In February 1996, the Company returned to the Nasdaq National Market System. The closing price of the Common Stock on January 17, 1997 was $6.75 per share.

Dividend Policy

The Company has not paid a dividend since a $.10 cash dividend ($.033 as adjusted for a three-for-one stock split in April 1986) was paid in November 1985. Certain of the Company's debt agreements restrict the payment of dividends. See Note 8 of the Notes to Consolidated Financial Statements. The Company does not anticipate paying any cash dividends in the foreseeable future.

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.
Income Statement Data:

                                                                          Year Ended October 31,
                                               1992                 1993               1994               1995               1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                 $ 19,526,503        $ 20,798,323       $ 18,668,762        $ 22,385,643       $ 25,706,735
Income (loss) from
         operations                         (3,465,726)          1,050,934         (4,916,681)          1,500,343          2,110,713
Net income (loss)                           (3,454,284)            919,779         (4,984,041)          1,387,132          2,712,734
Per common share:
         Primary                          $       (.86)       $        .23       $      (1.29)       $        .34       $        .59
         Fully diluted                    $       (.86)       $        .22       $      (1.29)       $        .34       $        .59
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:

                                                                                   October 31,
                                                    1992               1993             1994                1995             1996
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                 $ 3,396,862       $ 4,945,780       $  (704,004)       $   748,974       $ 3,144,182
Total assets                                     14,084,965        13,438,828         9,055,979          9,425,716        13,712,722
Long-term debt, net
         of current maturities                    1,669,204         1,659,273            45,456                 --           202,860
Stockholders' equity                              7,193,191         7,500,522         2,523,894          4,161,654         7,766,638
------------------------------------------------------------------------------------------------------------------------------------

(1) Net income for fiscal 1993 includes an extraordinary credit for the tax benefit related to utilization of net operating loss carryforwards.



Microlog Corporate Information

Directors

David M. Gische
Attorney
Ross, Dixon & Masback

Robert E. Gray, Jr.
Senior Vice President
Prosperity Bank and Trust

J. Graham Hartwell
Chairman of the Board

Joe J. Lynn
Chief Development Officer

Richard A. Thompson
President and Chief Executive Officer

Officers

Microlog Corporation
Parent Company

Steven R. Delmar
Executive Vice President and Chief Financial Officer

Margaret C. Hartwell
Secretary and Treasurer

Joe J. Lynn
Chief Development Officer

Richard A. Thompson
President and Chief Executive Officer

Old Dominion Systems Incorporated of Maryland
Steven R. Delmar
Executive Vice President and Chief Financial Officer

Deborah M. Grove
President

Margaret C. Hartwell
Secretary and Treasurer

Richard A. Thompson
Chief Executive Officer

Microlog Corporation of Maryland
Steven R. Delmar
Executive Vice President and Chief Financial Officer

Margaret C. Hartwell
Secretary and Treasurer

Joe J. Lynn
Chief Development Officer

John C. Mears
Vice President
Product Development

Richard A. Thompson
President and Chief Executive Officer

Independent Accountants Price Waterhouse LLP 1301 K Street NW, Suite 800 W Washington, DC 20005-3333

Legal Counsel
Hogan and Hartson
555 13th Street, NW
Washington, DC 20004-1109

Corporate Offices
20270 Goldenrod Lane
Germantown, MD 20876-4070
(301) 428-9100

Training and Operations Facility
9161 Industrial Court
Gaithersburg, MD 20877-1427
(301) 990-2580

Annual Meeting
Tuesday, March 25, 1997, 10 a.m.
Gaithersburg Hilton
620 Perry Parkway
Gaithersburg, MD 20877-2530

Transfer Agent
Continental Stock Transfer and Trust Company
2 Broadway
New York, NY 10004-2277

Ticker Symbol
NASDAQ Over-the-Counter-MLOG