Form 10-Q
period 1997-01-31
MICROLOG CORP
filed 1997-03-17
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended January 31, 1997 Commission file No. 0-14880

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



                                 YES  X     NO
                                     ----

     As of March 14, 1997 4,209,745 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                       January 31      October 31,
                                                                          1997            1996
                                                                  ---------------    ---------------

Assets

Current assets:
    Cash and cash equivalents                                     $     1,226,326    $     1,170,603
    Receivables, net                                                    6,055,247          4,259,841
    Inventories, net                                                    2,210,970          2,218,306
    Deferred tax asset                                                    750,000            650,000
    Other current assets                                                  222,573            208,551
                                                                  ---------------    ---------------

    Total current assets                                               10,465,116          8,507,301

Fixed assets, net                                                       3,853,564          3,886,371
Licenses, net                                                             380,953            409,524
Other assets                                                               72,800            101,788
Goodwill, net                                                             757,863            807,738
                                                                  ---------------    ---------------

     Total assets                                                 $    15,530,296    $    13,712,722
                                                                  ===============    ===============
    Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of longterm debt                              $        54,740    $        54,740
    Borrowings under lineofcredit agreement                             2,750,000          1,400,000
    Accounts payable                                                      838,893            962,715
    Accrued compensation and related expenses                           1,896,739          1,874,691
    Other accrued expenses                                                986,485          1,070,973
                                                                  ---------------    ---------------

     Total current liabilities                                          6,526,857          5,363,119


Longterm debt                                                             202,860            202,860
Deferred officers' compensation                                           274,318            267,921
Other liabilities                                                          83,304            112,184
                                                                  ---------------    ---------------

     Total liabilities                                                  7,087,339          5,946,084
                                                                  ---------------    ---------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued                                            0                  0
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,798,695 and 4,792,004 shares issued                               47,986             47,920
    Capital in excess of par value                                     15,912,185         15,904,753
    Treasury stock, at cost, 601,870 shares                            (1,176,537)        (1,176,537)
    Accumulated deficit                                                (6,340,677)        (7,009,498)
                                                                  ---------------    ---------------

    Total stockholders' equity                                          8,442,957          7,766,638
                                                                  ---------------    ---------------

    Total liabilities and stockholders' equity                    $    15,530,296    $    13,712,722
                                                                  ===============    ===============




                            See accompanying notes to consolidated financial statements.


                                       2

                                MICROLOG CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (unaudited)


                                                            For The Three Months
                                                              Ended January 31,

                                                           1997              1996
                                                   ---------------    ---------------
Net sales                                          $     7,093,502    $     5,915,273
                                                   ---------------    ---------------


Costs and expenses:

    Cost of sales                                        4,050,128          3,493,180

    Selling, general and administrative expenses         1,590,620          1,513,766

    Research and development                               846,037            411,638
                                                   ---------------    ---------------

                                                         6,486,785          5,418,584
                                                   ---------------    ---------------

Operating income                                           606,717            496,689

Net other expense                                           43,441             28,609
                                                   ---------------    ---------------

Income before income taxes                                 563,276            468,080

Benefit (provision)  for income taxes                      105,545             (2,930)
                                                   ---------------    ---------------

Net income                                                 668,821            465,150

Accumulated deficit:

     at beginning of period                             (7,009,498)        (9,722,232)
                                                   ---------------    ---------------

     at end of period                              $    (6,340,677)   $    (9,257,082)
                                                   ===============    ===============


Weighted average shares outstanding                      4,544,678          4,397,058
                                                   ---------------    ---------------

  Income per common share                          $          0.15    $          0.11
                                                   ===============    ===============





          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                            For the           For the
                                                         Three Months       Three Months
                                                             Ended             Ended

                                                       January 31, 1997    January 31, 1996
                                                       ----------------    ----------------
 Cash flows from operating activities:

     Net income                                         $       668,821    $       465,150

     Adjustments to reconcile net income to net cash

      used in operating activities:

         Depreciation                                           196,060            128,994

         Deferred officers' compensation                          6,397

         Amortization of goodwill and licensing agreement        78,446             46,177

         Loss on disposition of fixed assets                                         1,946

         Deferred tax benefit                                  (100,000)

         Changes in assets and liabilities:

            Receivables                                      (1,795,406)          (388,721)

            Inventories                                           7,336           (338,470)

            Other current assets                                (14,022)          (190,774)

            Accounts payable                                   (123,822)          (526,003)

            Accrued compensation and related expenses            22,048

            Other accrued expenses                             (113,368)           (28,536)
                                                        ---------------    ---------------
          Gain (loss) on sale of fixed assets

      Net cash used in operating activities                  (1,167,510)          (830,237)
                                                        ---------------    ---------------

Cash flows from investing activities:

     Purchases of fixed assets                                 (163,253)           (83,832)

     Other assets                                                28,988             39,951
                                                        ---------------    ---------------

      Net cash used in investing activities                    (134,265)           (43,881)
                                                        ---------------    ---------------
Cash flows from financing activities:

     Reduction in longterm debt                                                    (45,455)

     Net borrowings under lineofcredit agreement              1,350,000            250,000

     Exercise of common stock options                             7,498             71,495
                                                        ---------------    ---------------

     Net cash provided by financing activities                1,357,498            276,040
                                                        ---------------    ---------------
Cash and cash equivalents:

     Net increase (decrease) during period                       55,723           (598,078)

     Balance at beginning of period                           1,170,603            922,763
                                                        ---------------    ---------------

     Balance at end of period                           $     1,226,326    $       324,685
                                                        ===============    ===============

                 See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JANUARY 31, 1997 (unaudited) and OCTOBER 31, 1996


General

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at January 31, 1997 and October 31, 1996, and the results of their operations and their cash flows for the three month period ended January 31, 1997. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.


     The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1996.




Note 1  Inventories                                              (Unaudited)
                                                                  January 31,       October 31,
Inventories consist of the following:                                1997              1996
                                                                 -------------     -------------
       Components and finished goods                             $   1,753,467     $   1,951,370

       Work-in-process                                                 760,923           519,554
                                                                 -------------     -------------

                                                                     2,514,390         2,470,924

       Less: reserve for obsolescence                                (303,420)         (252,618)
                                                                 -------------     -------------

                                                                 $  2,210,970      $   2,218,306
                                                                 ============      =============
Note 2  Fixed Assets

                                                                  (Unaudited)
Fixed assets consist of the following:                            January 31,       October 31,
                                                                     1997              1996
                                                                 -------------     -------------
       Land                                                      $     520,000     $     520,000

       Buildings and improvements                                    2,511,266         2,511,266

       Furniture and equipment                                       3,282,403         3,119,150

       Vehicles                                                         23,642            23,642

       Leasehold improvements                                          176,096           176,096
                                                                 -------------     -------------

                                                                     6,513,407         6,350,154

       Less: accumulated depreciation and amortization              (2,659,843)       (2,463,783)
                                                                 -------------     -------------

                                                                $   3,853,564     $   3,886,371
                                                                =============     =============

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, develops, markets, and supports a complete line of UNIX and DOS-based voice processing systems and applications solutions which allow users to store, retrieve and transmit digitized voice messages and to access information on computer data bases. The Company's voice processing products include the VCS INTELA, RETAIL SOLUTION (APRS(R)) VCS 3500 and CALLSTAR models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enables the systems to perform multiple voice processing applications.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:


                                                PERCENTAGE OF TOTAL REVENUES


                                                   Three Months Ended
                                                         January 31,

                                                  1997              1996
                                                  ----              ----
Revenues
 Voice processing                                  62.3%            66.0%
 Performance analysis and support services         37.7%            34.0%
                                                   -----            -----

   Total                                          100.0%           100.0%

Costs and expenses
 Cost of sales                                     57.1%            59.1%
 Selling, general and administrative               22.4%            25.5%
 Research and development                          11.9%             7.0%
                                                   -----             ----

   Total                                           91.4%            91.6%

Operating income                                    8.6%             8.4%

Net other expense                                   0.7%             0.5%
                                                    ----             ----

Income before income taxes                          7.9%             7.9%

Benefit for income taxes                            1.5%             0.0%
                                                    ----             ----

Net income                                          9.4%             7.9%

RESULTS OF OPERATIONS

The Company had net income of $669,000 ($.15 per share) for the quarter ended January 31, 1997. These results included a $100,000 ($.02 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. By comparison, the Company had net income of $465,000 ($.11 per share), which did not include an income tax benefit, for the quarter ended January 31, 1996. The improvement in earnings was primarily attributable to an increase in voice processing net sales as well as an increase in performance analysis and support services sales.

NET SALES

Net sales for the quarter ended January 31, 1997 were $7.1 million, which represented an increase of 20% as compared to $5.9 million of net sales for the quarter ended January 31, 1996. This increase was attributable to an increase in voice processing net sales as well as an increase in performance analysis and support services sales.

VOICE PROCESSING NET SALES

Voice processing net sales increased 13% for the quarter ended January 31, 1997 to $4.4 million, as compared to $3.9 million for the quarter ended January 31, 1996. This increase was primarily attributable to an increase of 141% in sales to commercial customers and a decrease of 64% in sales to distribution customers. The increase in commercial sales was primarily due to additional sales of the Company's APRS product to a large retail pharmacy chain. The decrease in distribution sales was primarily the result of the Company's decision to focus its sales and marketing efforts on its interactive information response products and price decreases in the market for voice mail products.

As of January 31, 1997, the Company had a backlog of existing orders for voice processing systems totaling $3.2 million. The backlog, as of January 31, 1996, was $2.3 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of government purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on customer delivery schedules and the level of customization required for Intela applications. The Company anticipates that all of the outstanding orders at January 31, 1997 will be shipped and the sales recognized during fiscal 1997. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Net sales from performance analysis and support services increased 35% for the quarter ended January 31, 1997 to $2.7 million, as compared to $2.0 million for the quarter ended January 31, 1996. This increase was attributable to the addition of new contracts as well as increases in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the company's principal customer for these services.

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

As of January 31, 1997, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $4.5 million. By comparison, the backlog as of January 31, 1996 was $8.5 million. The decrease in backlog was primarily attributable to various multi-year contracts which are nearing their expiration dates and will soon be in the renewal phase, following competitive bidding for such contracts. Of the $4.5 million of backlog at January 31, 1997, approximately $2.3 million will be recognized as sales beyond fiscal 1997. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $4.1 million or 57.1% of net sales for the quarter ended January 31, 1997 as compared to $3.5 million or 59.1% of net sales for the quarter ended January 31, 1996. The decrease in cost of sales as a percentage of net sales was primarily attributable to the mix of products sold in voice processing. The reduction in cost of sales as a percentage of net sales was primarily the result of the sale of software licenses to a large commercial customer for the quarter ended January 31, 1997.

Selling, general and administrative expenses were $1.6 million or 22.4% of net sales for the quarter ended January 31, 1997 as compared to $1.5 million or 25.5% of net sales for the quarter ended January 31, 1996. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to the increase in net sales.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. Research and development expenses were $846,000 or 11.9% of net sales for the quarter ended January 31, 1997 as compared to $411,000 or 7.0% of net sales for the quarter ended January 31, 1996. The increase was primarily due to the hiring of additional personnel as the Company continues to develop new products and enhance its existing products. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

NET OTHER EXPENSE

Net other expense was $43,000 for the quarter ended January 31, 1997 as compared to $29,000 for the quarter ended January 31, 1996. Net other expense consisted primarily of interest expense on short term borrowings. The increase was primarily due to a higher level of borrowing in the quarter ended January 31, 1997 as compared to the quarter ended January 31, 1996.

PROVISION FOR INCOME TAXES

For the quarter ended January 31, 1997, the Company increased its deferred tax asset to $750,000 by recording a tax benefit of $100,000 reflecting the benefit of approximately $1.9 million in loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $9.7 million and $156,000, respectively, will be available to offset taxes generated from future taxable income through 2007 and 2008. Management believes that the future tax benefits associated with $7.8 million of its net operating loss carryforwards is not more likely than not assured. Accordingly, no such benefit has been reflected in the Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of January 31, 1997 was $3.9 million as compared to $3.1 as of October 31, 1996. The increase in working capital was primarily attributable to the net income in the first quarter. Cash and cash equivalents, as of January 31, 1997 were $1.2 million as compared to $1.2 million as of October 31, 1996. Accounts receivable as of January 31, 1997 were $6.1 million as compared to $4.3 million as of October 31, 1996. The increase was primarily due to an increase in net sales.

Goodwill as of January 31, 1997 was $758,000 as compared to $808,000 at October 31, 1996. Net fixed assets as of January 31, 1997 were $3.9 million as compared to $3.9 million as of October 31, 1996.

In February 1997, the Company renewed its line of credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% (9.50% at January 31, 1997), and contains a 1/2 of 1% commitment fee on the average unused portion of the line. The line expires on February 28, 1998 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At January 31, 1997, $1,750,000 was outstanding against this line of credit. The balance was paid off entirely in March, 1997.

In February 1997, the Company also renewed its $1,000,000 loan facility. The line of credit bears interest at the bank's prime rate plus 0.5% (8.75% at January 31, 1997), and contains a 0.5% fee on the average unused portion of the loan. The line expires on February 28, 1999, and contains the same restrictive covenants as the $2,000,000 line of credit, and the agreements for the line of credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1999. The line is secured by the Company's principal headquarters building. At January 31, 1997, $1,000,000 was outstanding against this line of credit. The balance was paid off entirely in March, 1997.

The Company believes that, through conservative management of its cash and cash equivalents, it will not need additional financial resources beyond those presently expected to be available during fiscal 1997. It is the intent of the Company to pay back all outstanding amounts on the credit facilities within one year.

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

                                 MICROLOG CORPORATION




                            BY    /s/ Richard A. Thompson
                                 -------------------------------------------
                                 Richard A. Thompson
                                 President and Chief Executive Officer




                            BY     /s/ Steven R. Delmar
                                 -------------------------------------------
                                 Steven R. Delmar
                                 Executive Vice President and Chief Financial
                                  Officer
                                 (Principal Accounting and Financial Officer)


      March 14, 1997
     ----------------
          DATE