Form 10-Q
period 1997-04-30
MICROLOG CORP
filed 1997-06-13
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended April 30, 1997              Commission file No. 0-14880

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



                               YES   X        NO
                                   -----         -----

     As of June 13, 1997 4,228,683 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                    April 30       October 31,
                                                                      1997             1996
                                                                  ------------    ------------
Assets

Current assets:
    Cash and cash equivalents                                     $  1,332,456    $  1,170,603
    Receivables, net                                                 4,246,828       4,259,841
    Inventories, net                                                 1,778,890       2,218,306
    Deferred tax asset                                                 850,000         650,000
    Other current assets                                               396,426         208,551
                                                                  ------------    ------------

    Total current assets                                             8,604,600       8,507,301

Fixed assets, net                                                    3,769,259       3,886,371
Licenses, net                                                          352,381         409,524
Other assets                                                            67,761         101,788
Goodwill, net                                                          707,988         807,738
                                                                  ------------    ------------

     Total assets                                                 $ 13,501,989    $ 13,712,722
                                                                  ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                             $     54,740    $     54,740
    Borrowings under line-of-credit agreement                                0       1,400,000
    Accounts payable                                                   817,775         962,715
    Accrued compensation and related expenses                        1,893,719       1,874,691
    Other accrued expenses                                           1,124,482       1,070,973
                                                                  ------------    ------------

     Total current liabilities                                       3,890,716       5,363,119

Long-term debt                                                         202,860         202,860
Deferred officers' compensation                                        274,733         267,921
Other liabilities                                                       54,711         112,184
                                                                  ------------    ------------

     Total liabilities                                               4,423,020       5,946,084
                                                                  ------------    ------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued                                         0               0
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,812,995 and 4,792,004 shares issued                            48,130          47,920
    Capital in excess of par value                                  15,932,536      15,904,753
    Treasury stock, at cost, 601,870 shares                         (1,176,537)     (1,176,537)
    Accumulated deficit                                             (5,725,160)     (7,009,498)
                                                                  ------------    ------------

    Total stockholders' equity                                       9,078,969       7,766,638
                                                                  ------------    ------------

    Total liabilities and stockholders' equity                    $ 13,501,989    $ 13,712,722
                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                             For The Three Months              For The Six Months
                                                Ended April 30,                  Ended April 30,
                                              1997            1996            1997            1996
                                          ------------    ------------    ------------    ------------
Net sales                                 $  7,239,214    $  6,537,208    $ 14,332,716    $ 12,452,481
                                          ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of sales                            4,522,750       3,675,608       8,572,878       7,168,788
    Selling, general and administrative      1,280,812       1,731,948       2,871,432       3,245,714
    Research and development                   881,353         535,038       1,727,390         946,676
                                          ------------    ------------    ------------    ------------

                                             6,684,915       5,942,594      13,171,700      11,361,178
                                          ------------    ------------    ------------    ------------


Operating income                               554,299         594,614       1,161,016       1,091,303

Net other expense                               33,782          12,011          77,223          40,620
                                          ------------    ------------    ------------    ------------

Income before income taxes                     520,517         582,603       1,083,793       1,050,683

Benefit (provision)  for income taxes           95,000         (11,470)        200,545         (14,400)
                                          ------------    ------------    ------------    ------------

Net income                                     615,517         571,133       1,284,338       1,036,283

Accumulated deficit:
     at beginning of period                 (7,009,498)     (9,722,232)     (7,009,498)     (9,722,232)
                                          ------------    ------------    ------------    ------------

     at end of period                     $ (6,393,981)   $ (9,151,099)   $ (5,725,160)   $ (8,685,949)
                                          ============    ============    ============    ============


Weighted average shares outstanding          4,540,121       4,541,464       4,542,400       4,469,261
                                          ------------    ------------    ------------    ------------


Income per common share                   $       0.14    $       0.13    $       0.28    $       0.23
                                          ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   For the        For the
                                                                 Six Months      Six Months
                                                                   Ended           Ended
                                                              April 30, 1997   April 30, 1996
                                                              --------------   ---------------
Cash flows from operating activities:
     Net income                                                 $ 1,284,338    $ 1,036,283
     Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation                                               402,845        267,897
         Deferred officers' compensation                              6,812         (5,953)
         Amortization of goodwill and licensing agreement           156,893         92,353
         Loss on disposition of fixed assets                              0          1,946
         Deferred tax benefit                                      (200,000)             0
         Changes in assets and liabilities:
            Receivables                                              13,013       (721,369)
            Inventories                                             439,416       (629,258)
            Other current assets                                   (187,875)       (74,542)
            Accounts payable                                       (144,940)      (728,091)
            Accrued compensation and related expenses                19,028              0
            Other accrued expenses                                   (3,964)       (56,810)
                                                                -----------    -----------

      Net cash provided by (used in) operating activities         1,785,566       (817,544)
                                                                -----------    -----------

Cash flows from investing activities:
     Purchases of fixed assets                                     (285,733)      (225,965)
     Other assets                                                    34,027         83,129
                                                                -----------    -----------

      Net cash (used in) investing activities                      (251,706)      (142,836)
                                                                -----------    -----------

Cash flows from financing activities:
     Reduction in long-term debt                                          0        (45,455)
     Net borrowings (payments) under line-of-credit agreement    (1,400,000)       150,000
     Exercise of common stock options                                27,993        237,800
                                                                -----------    -----------

     Net cash (used in) provided by financing activities         (1,372,007)       342,345
                                                                -----------    -----------

Cash and cash equivalents:
     Net increase (decrease) during period                          161,853       (618,035)
     Balance at beginning of period                               1,170,603        922,763
                                                                -----------    -----------

     Balance at end of period                                   $ 1,332,456    $   304,728
                                                                ===========    ===========


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 APRIL 30, 1997 (unaudited) and OCTOBER 31, 1996


General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at April 30, 1997 and October 31, 1996, and the results of their operations and their cash flows for the six month period ended April 30, 1997. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1996.


Note 1 - Inventories
--------------------                                       (Unaudited)
                                                             April 30,     October 31,
Inventories consist of the following:                           1997           1996
                                                            -----------    -----------
       Components and finished goods                        $ 1,732,756    $ 1,951,370
        Work-in-process                                         398,262        519,554
                                                            -----------    -----------

                                                              2,131,018      2,470,924
       Less: reserve for obsolescence                          (352,128)      (252,618)
                                                            -----------    -----------

                                                            $ 1,778,890    $ 2,218,306
                                                            ===========    ===========

 Note 2 - Fixed Assets
 ---------------------                                      (Unaudited)
Fixed assets consist of the following:                       April 30,    October 31,
                                                               1997           1996
                                                           -----------    -----------
       Land                                                $   520,000    $   520,000
       Buildings and improvements                            2,511,266      2,511,266
       Furniture and equipment                               3,404,883      3,119,150
       Vehicles                                                 23,642         23,642
       Leasehold improvements                                  176,096        176,096
                                                           -----------    -----------

                                                             6,635,887      6,350,154
       Less: accumulated depreciation and amortization      (2,866,628)    (2,463,783)
                                                           -----------    -----------

                                                           $ 3,769,259    $ 3,886,371
                                                           ===========    ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, develops, markets, and supports a complete line of UNIX and DOS-based voice processing systems and applications solutions which allow users to store, retrieve and transmit digitized voice messages and to access information on computer data bases. The Company's voice processing products include the VCS INTELA, RETAIL SOLUTION (APRS(R)), VCS 3500, and CALLSTAR(R) models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enables the systems to perform multiple voice processing applications.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:



                          PERCENTAGE OF TOTAL REVENUES

                                                             Three Months Ended                     Six Months Ended
                                                                  April 30,                             April 30,
                                                              1997          1996                   1997            1996
                                                              ----          ----                   ----            ----
Revenues
 Voice processing                                            57.1%         61.3%                   59.7%          63.5%
 Performance analysis and support services                   42.9%         38.7%                   40.3%          36.5%
                                                            ------       -------                 -------        -------

   Total                                                    100.0%        100.0%                  100.0%         100.0%

Costs and expenses
 Cost of sales                                               62.5%         56.2%                   59.8%          57.6%
 Selling, general, and administrative                        17.6%         26.5%                   20.0%          26.0%
 Research and development                                    12.2%          8.2%                   12.1%           7.6%
                                                           -------      --------                 -------       --------

   Total                                                     92.3%         90.9%                   91.9%          91.2%
                                                           -------       -------                 -------        -------

Operating income                                              7.7%          9.1%                    8.1%           8.8%

Net other expense                                             0.5%          0.2%                    0.5%           0.4%
                                                           -------       -------                --------       --------

Income before income taxes                                    7.2%          8.9%                    7.6%           8.4%

Benefit (provision) for income taxes                          1.3%         (0.2%)                   1.4%          (0.1%)
                                                           -------     ----------               --------       ---------

Net income                                                    8.5%          8.7%                    9.0%           8.3%
                                                           =======       =======                 =======         ======

RESULTS OF OPERATIONS

The Company had net income of $616,000 ($.14 per share) for the quarter ended April 30, 1997 and net income of $1,284,000 ($.28 per share) for the six months ended April 30, 1997. These results included income tax benefits for the three and six month periods of $100,000 ($.02 per share) and $200,000 ($.04 per share) respectively, associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. By comparison, the Company had net income of $571,000 ($.13 per share), and $1,036,000 ($.23 per share) for the comparable periods in fiscal 1996. Neither of the comparable periods included an income tax benefit. Without the income tax benefit, the company would have had a small decrease in earnings for the comparable three month periods, but would have had a small increase for the comparable six month periods.

NET SALES

Net sales for the quarter ended April 30, 1997 were $7.2 million, which represented an increase of 11% as compared to $6.5 million of net sales for the quarter ended April 30, 1996. Net sales for the six months ended April 30, 1997 were $14.3 million, which represented an increase of 14% as compared to $12.5 million of net sales for the six months ended April 30, 1996. This increase was primarily attributable to an increase in performance analysis and support services sales.

VOICE PROCESSING NET SALES

Voice processing net sales for the quarter ended April 30, 1997 were $4.1 million, which represented an increase of 3% as compared to $4.0 million of net sales for the quarter ended April 30, 1996. The net sales for the six months ended April 30, 1997 were $8.5 million, which represented an increase of 8% as compared to $7.9 million of net sales for the six months ended April 30, 1996. The increase in sales for the comparable six month periods was primarily attributable to an increase of 67% in sales to commercial customers and an increase of 20% in sales to international customers, offset by a decrease of 70% in sales to distributors. The increase in commercial sales was primarily due to the continuation of ongoing business with a large retail pharmacy chain as part of a large procurement. The increase in international sales was primarily due to additional sales from a new value added reseller in France. The decrease in sales to distributors was due to the Company's decision to focus its sales and marketing efforts on its interactive information response products and to de-emphasize its CALLSTAR voice messaging product line.

As of April 30, 1997, the Company had a backlog of existing orders for voice processing systems totaling $2.0 million. The backlog, as of April 30, 1996, was $3.6 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of government purchases. In addition, the Company has observed a lengthening of the period between the date of booking an order and the date of shipment, with the shipment depending on customer delivery schedules and the level of customization required for Intela applications. The Company anticipates that all of the outstanding orders at April 30, 1997 will be shipped and the sales recognized during fiscal 1997. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Performance analysis and support services net sales for the quarter ended April 30, 1997 were $3.1 million, which represented an increase of 24% as compared to $2.5 million of net sales for the quarter ended April 30, 1996. The net sales for the six months ended April 30, 1997 were $5.8 million, which represented an increase of 29% as compared to $4.5 million of net sales for the six months ended April 30, 1996. Based upon these recent increases in sales and the growth in backlog, the Company expects to sustain a higher level of performance analysis and support services net sales for the remainder of fiscal 1997. This increase was attributable to the addition of new contracts as well as increases in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the Company's principal customer for these services.

The Company believes that its performance analysis contracts are likely to continue to provide a stable source of sales for the Company. The Company does not anticipate that any changes in defense priorities or spending will result in any material adverse effect over the next fiscal year on its net sales from performance analysis and support services nor alter the manner in which it procures contracts for such services. However, there is no assurance that changes in defense priorities or continuing budget reductions will not cause such an effect during the fiscal year or thereafter.

As of April 30, 1997, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $10.2 million. By comparison, the backlog as of April 30, 1996 was $7.4 million. The increase in backlog was primarily attributable to the renewal of a large multi-year contract in the second quarter of fiscal 1997. Of the $10.2 million of backlog at April 30, 1997, approximately $4.2 million will be recognized as sales beyond fiscal 1997. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $4.5 million or 62.5% of net sales for the quarter ended April 30, 1997 as compared to $3.7 million or 56.2% of net sales for the quarter ended April 30, 1996. Cost of sales was $8.6 million or 59.8% of net sales for the six months ended April 30, 1997 as compared to $7.2 million or 57.6% of net sales for the six months ended April 30, 1996. The increase in cost of sales as a percentage of net sales was primarily attributable to the higher percentage of net sales of performance analysis and support services as compared to voice processing net sales. Performance analysis and support services has a significantly higher cost of sales as compared to voice processing. Also, there was a higher percentage of products sales of voice processing products as compared to services sales. Products sales have a significantly higher cost of sales than services sales.

Selling, general and administrative expenses were $1.3 million or 17.6% of net sales for the quarter ended April 30, 1997 as compared to $1.7 million or 26.5% of net sales for the quarter ended April 30, 1996. Selling, general and administrative expenses were $2.9 million or 20.0% of net sales for the six months ended April 30, 1997 as compared to $3.2 million or 26.0% of net sales for the six months ended April 30, 1996. The decrease in selling, general, and administrative expenses, both in amount and as a percentage of revenue, was primarily attributable to decreases in sales, marketing, and general and administrative expenses, and an increase in net sales.

Research and development expenses were $881,000 or 12.2% of net sales for the quarter ended April 30, 1997 as compared to $535,000 or 8.2% of net sales for the quarter ended April 30, 1996. Research and development expenses were $1.7 million or 12.1% of net sales for the six months ended April 30, 1997 as compared to $947,000 or 7.6% of net sales for the six months ended April 30, 1996. The increase was primarily due to the hiring of additional personnel as the Company continues to develop new products and enhance its existing products. Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

NET OTHER EXPENSE

Net other expense was $34,000 and $77,000 for the quarter and six months ended April 30, 1997 as compared to $12,000 and $41,000 for the comparable periods in fiscal 1996. Net other expense consisted primarily of interest expense on short term borrowings.

PROVISION FOR INCOME TAXES

For the quarter ended April 30, 1997, the Company increased its deferred tax asset to $850,000 by recording a tax benefit of $100,000 reflecting the benefit of approximately $1.9 million in loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized.

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

The Company believes that its ability to meet revenue targets will primarily determine the Company's profitability for each fiscal quarter. The Company's backlog on a quarterly basis generally will not be large enough to assure that the Company will meet its revenue targets for a particular quarter, and delivery of backlog depends upon a number of factors, as discussed above. Further, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to predict.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of April 30, 1997 was $4.7 million as compared to $3.1 as of October 31, 1996. The increase in working capital was primarily attributable to the net income in the first six months of the year. Cash and cash equivalents, as of April 30, 1997 were $1.3 million as compared to $1.2 million as of October 31, 1996, but the outstanding debt against the Company's line of credit was reduced by $1.4 million during that period. Accounts receivable as of April 30, 1997 were $4.2 million as compared to $4.3 million as of October 31, 1996.

Goodwill as of April 30, 1997 was $708,000 as compared to $808,000 at October 31, 1996. Net fixed assets as of April 30, 1997 were $3.8 million as compared to $3.9 million as of October 31, 1996.

In February 1997, the Company renewed its line of credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% (9.75% at April 30, 1997), and contains a 1/2 of 1% commitment fee on the average unused portion of the line. The line expires on February 28, 1998 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At April 30, 1997, there was no outstanding debt against this line of credit.

In February 1997, the Company also renewed its $1,000,000 loan facility. The line of credit bears interest at the bank's prime rate plus 0.5% (9.00% at April 30, 1997), and contains a 0.5% fee on the average unused portion of the loan. The line expires on February 28, 1999, and contains the same restrictive covenants as the $2,000,000 line of credit, and the agreements for the line of credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1999. The line is secured by the Company's principal headquarters building. At April 30, 1997, there was no outstanding debt against this line of credit.

The Company believes that it will not need additional financial resources beyond those presently expected to be available during fiscal 1997.

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


ITEM 1   Legal Proceedings
         None

ITEM 2   Changes in Securities None.

ITEM 3   Submission of Matters to a Vote of Security Holders
         The Company held its annual meeting of stockholders on March 25, 1997. At the meeting, Robert E. Gray, Jr. was appointed to serve for a three year term as director by a vote of, FOR 3,912,321 with 23,981 shares withholding authority. The appointment by the Board of Directors of the firm Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending October 31, 1997 was ratified by a vote of
         3,918,622 in favor, with 14,780 shares voting AGAINST such ratification, and 2,900 shares abstaining.

ITEM 4   Other Information
         None.

ITEM 5   Exhibits and Reports on Form 8-K None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MICROLOG CORPORATION


                                     BY  /s/ Richard A. Thompson
                                         Richard A. Thompson
                                         President and Chief Executive Officer


                                     BY  /s/ Steven R. Delmar
                                         Steven R. Delmar
                                         Executive Vice President and Chief
                                         Financial Officer
      June 13, 1997
--------------------------
          DATE