Form 10-Q
period 1997-07-31
MICROLOG CORP
filed 1997-09-16
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



         For the Quarter Ended July 31, 1997 Commission file No. 0-14880

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



                               YES X         NO

   As of September 8, 1997, 4,229,966 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)
                                                                               July 31              October 31,
                                                                                1997                   1996
                                                                          -----------------      -----------------
Assets

Current assets:
    Cash and cash equivalents                                              $        942,744     $        1,170,603
    Receivables, net                                                              6,877,676              4,259,841
    Inventories, net                                                              1,940,018              2,218,306
    Deferred tax asset                                                              950,000                650,000
    Other current assets                                                            489,297                208,551
                                                                          -----------------      -----------------

    Total current assets                                                         11,199,735              8,507,301

Fixed assets, net                                                                 3,716,597              3,886,371
Licenses, net                                                                       323,810                409,524
Other assets                                                                         46,088                101,788
Goodwill, net                                                                       658,113                807,738
                                                                          -----------------      -----------------

     Total assets                                                          $     15,944,343      $      13,712,722
                                                                          =================      =================

Liabilities and Stockholders' Equity

Current liabilities:
    Current portion of long-term debt                                      $         61,180      $          54,740
    Borrowings under line-of-credit agreement                                            --              1,400,000
    Accounts payable                                                              2,119,215                962,715
    Accrued compensation and related expenses                                     2,455,513              1,874,691
    Other accrued expenses                                                        1,078,013              1,070,973
                                                                          -----------------      -----------------

     Total current liabilities                                                    5,713,921              5,363,119

Long-term debt                                                                      141,680                202,860
Deferred officers' compensation                                                     277,935                267,921
Other liabilities                                                                    31,440                112,184
                                                                          -----------------      -----------------

     Total liabilities                                                            6,164,976              5,946,084
                                                                          -----------------      -----------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued                                                     --                     --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,831,253 and 4,792,004 shares issued                                         48,312                 47,920
    Capital in excess of par value                                               16,018,211             15,904,753
    Treasury stock, at cost, 601,870 shares                                      (1,176,537)            (1,176,537)
    Accumulated deficit                                                          (5,110,619)            (7,009,498)
                                                                          -----------------      -----------------

    Total stockholders' equity                                                    9,779,367              7,766,638
                                                                          -----------------      -----------------

    Total liabilities and stockholders' equity                             $     15,944,343      $      13,712,722
                                                                          =================      =================

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          For The Three Months                   For The Nine Months
                                                             Ended July 31,                        Ended July 31,
                                                        1997               1996               1997                1996
                                                   ---------------    ---------------    ---------------    ----------------

Net sales                                           $    8,842,228      $   6,565,486     $   23,174,944      $   19,017,967
                                                   ---------------    ---------------    ---------------    ----------------


Costs and expenses:
    Cost of sales                                        5,467,737          3,836,296         14,040,615          11,005,084
    Selling, general and administrative                  1,842,763          1,645,296          4,714,195           4,891,010
    Research and development                             1,020,364            513,348          2,747,754           1,460,024
                                                   ---------------    ---------------    ---------------    ----------------

                                                         8,330,864          5,994,940         21,502,564          17,356,118
                                                   ---------------    ---------------    ---------------    ----------------


Operating income                                           511,364            570,546          1,672,380           1,661,849

Net other income (expense)                                  10,519             (3,678)           (66,704)            (44,298)
                                                   ---------------    ---------------    ---------------    ----------------

Income before income taxes                                 521,883            566,868          1,605,676           1,617,551

Benefit (provision)  for income taxes                       92,658            (20,581)           293,203             (34,981)
                                                   ---------------    ---------------    ---------------    ----------------

Net income                                                 614,541            546,287          1,898,879           1,582,570

Accumulated deficit:
     at beginning of period                             (5,725,160)        (8,685,949)        (7,009,498)         (9,722,232)
                                                   ---------------    ---------------    ---------------    ----------------

     at end of period                               $   (5,110,619)     $  (8,139,662)    $   (5,110,619)    $    (8,139,662)
                                                   ===============    ===============    ===============    ================


Weighted average shares outstanding                      4,501,527          4,710,080          4,528,759           4,549,534
                                                   ---------------    ---------------    ---------------    ----------------


Income per common share                             $         0.14     $         0.12      $        0.42      $         0.35
                                                   ===============    ===============    ===============    ================



          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the                   For the
                                                                        Nine Months               Nine Months
                                                                           Ended                     Ended
                                                                       July 31, 1997             July 31, 1996
                                                                   ----------------------    ----------------------
Cash flows from operating activities:
     Net income                                                     $           1,898,879     $           1,582,570
     Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation                                                             647,367                   428,760
         Deferred officers' compensation                                           10,014                    (8,930)
         Amortization of goodwill and licensing agreement                         235,339                   149,296
         Loss on disposition of fixed assets                                           --                     2,732
         Deferred tax benefit                                                    (300,000)                       --
         Consulting expense funded through stock options granted                   50,000                        --
         Changes in assets and liabilities:
            Receivables                                                        (2,617,835)               (1,719,094)
            Inventories                                                           278,288                  (646,330)
            Other current assets                                                 (280,746)                  (94,299)
            Accounts payable                                                    1,156,500                  (290,501)
            Accrued compensation and related expenses                             580,822                         0
            Other accrued expenses                                                (73,704)                  (86,793)
                                                                   ----------------------    ----------------------

      Net cash provided by (used in) operating activities                       1,584,924                  (682,589)
                                                                   ----------------------    ----------------------

Cash flows from investing activities:
     Purchases of fixed assets                                                   (477,593)                 (918,563)
     Payment for purchase of Phonatic International B.V.                               --                  (774,484)
     Other assets                                                                  55,700                   112,588
                                                                   ----------------------    ----------------------

      Net cash (used in) investing activities                                    (421,893)               (1,580,459)
                                                                   ----------------------    ----------------------

Cash flows from financing activities:
     Reduction in long-term debt                                                  (54,740)                  (45,455)
     Net borrowings (payments) under line-of-credit agreement                  (1,400,000)                  825,000
     Issuance of common stock                                                      63,850                   891,129
                                                                   ----------------------    ----------------------

     Net cash (used in) provided by financing activities                       (1,390,890)                1,670,674
                                                                   ----------------------    ----------------------

Cash and cash equivalents:
     Net increase (decrease) during period                                       (227,859)                 (592,374)
     Balance at beginning of period                                             1,170,603                   922,763
                                                                   ----------------------    ----------------------

     Balance at end of period                                       $             942,744     $             330,389
                                                                   ======================    ======================

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JULY 31, 1997 (unaudited) and OCTOBER 31, 1996



General
-------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at July 31, 1997 and October 31, 1996, and the results of their operations and their cash flows for the nine month period ended July 31, 1997. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1996.


Note 1 - Inventories                                              (Unaudited)
--------------------
                                                                   July 31,              October 31,
Inventories consist of the following:                                1997                    1996
                                                               -----------------      ------------------

       Components and finished goods                              $    1,795,519          $    1,951,370
       Work-in-process                                                   546,354                 519,554
                                                               -----------------      ------------------

                                                                       2,341,873               2,470,924
       Less: reserve for obsolescence                                   (401,855)               (252,618)
                                                               -----------------      ------------------

                                                                  $    1,940,018          $    2,218,306
                                                               =================      ==================

Note 2 - Fixed Assets
----------------------
                                                                  (Unaudited)
Fixed assets consist of the following:                             July 31,              October 31,
                                                                     1997                    1996
                                                               -----------------      ------------------

       Land                                                      $       520,000         $       520,000
       Buildings and improvements                                      2,511,266               2,511,266
       Furniture and equipment                                         3,590,396               3,119,150
       Vehicles                                                           23,642                  23,642
       Leasehold improvements                                            176,096                 176,096
                                                               -----------------      ------------------

                                                                       6,821,400               6,350,154
       Less: accumulated depreciation and amortization                (3,104,803)             (2,463,783)
                                                               -----------------      ------------------

                                                                  $    3,716,597          $    3,886,371
                                                               =================      ==================

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:


                          PERCENTAGE OF TOTAL REVENUES

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  JULY 31,                  JULY 31,
                                                              1997        1996         1997        1996
                                                              ----        ----         ----        ----
Revenues
 Voice processing                                            61.6%        60.9%        60.4%      62.6%
 Performance analysis and support services                   38.4%        39.1%        39.6%      37.4%
                                                            ------      -------      -------    -------

   Total                                                    100.0%       100.0%       100.0%     100.0%

Costs and expenses
 Cost of sales                                               61.8%        58.4%        60.6%      57.9%
 Selling, general, and administrative                        20.9%        25.1%        20.4%      25.7%
 Research and development                                    11.5%         7.8%        11.9%       7.7%
                                                           -------      -------      -------    -------

   Total                                                     94.2%        91.3%        92.8%      91.3%
                                                           -------      -------      -------    -------

Operating income                                              5.8%         8.7%         7.2%       8.7%

Net other income (expense)                                    0.1%        (0.1%)       (0.3%)     (0.2%)
                                                           -------      --------     --------   --------


Income before income taxes                                    5.9%         8.6%         6.9%       8.5%

Benefit (provision) for income taxes                          1.0%        (0.3%)        1.3%      (0.3%)
                                                           -------      --------     -------    --------

Net income                                                    6.9%         8.3%         8.2%       8.2%
                                                           =======      =======      =======     ======

RESULTS OF OPERATIONS

The Company had net income of $615,000 ($.14 per share) for the quarter ended July 31, 1997 and net income of $1,899,000 ($.42 per share) for the nine months ended July 31, 1997. These results included income tax benefits for the three and nine month periods of $100,000 ($.02 per share) and $300,000 ($.07 per share) respectively, associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. By comparison, the Company had net income of $546,000 ($.12 per share), and $1,583,000 ($.35 per share) for the comparable periods in fiscal 1996. Neither of the comparable periods included an income tax benefit. Without the income tax benefit, the company would have had a small decrease in earnings for the comparable three month periods, but would have had a small increase for the comparable nine month periods.

NET SALES

Net sales for the quarter ended July 31, 1997 were $8.8 million, which represented an increase of 33% as compared to $6.6 million of net sales for the quarter ended July 31, 1996. Net sales for the nine months ended July 31, 1997 were $23.2 million, which represented an increase of 22% as compared to $19.0 million of net sales for the nine months ended July 31, 1996. This increase was attributable to an increase in voice processing net sales and performance analysis and support services sales.

VOICE PROCESSING NET SALES

Voice processing net sales for the quarter ended July 31, 1997 were $5.4 million, which represented an increase of 35% as compared to $4.0 million of net sales for the quarter ended July 31, 1996. The net sales for the nine months ended July 31, 1997 were $14.0 million, which represented an increase of 18% as compared to $11.9 million of net sales for the nine months ended July 31, 1996. The increase in sales for the comparable nine month periods was primarily attributable to an increase of 104% in sales to commercial customers and an increase of 28% in sales to international customers, offset by a decrease of 69% in sales to distributors. The increase in commercial sales was primarily due to the continuation of ongoing business with a large retail pharmacy chain as part of a large procurement. The increase in international sales was primarily due to additional sales from new value added resellers in France and the Netherlands. The decrease in sales to distributors was due to the Company's decision to focus its sales and marketing efforts on its interactive information response products and to de-emphasize its CALLSTAR product line because of declining profit margins.

As of July 31, 1997, the Company had a backlog of existing orders for voice processing systems totaling $5.4 million. The backlog, as of July 31, 1996, was $3.1 million. Of the $5.4 million of backlog at July 31, 1997, approximately $1.2 million will be recognized as sales beyond fiscal 1997. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of government purchases. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Performance analysis and support services net sales for the quarter ended July 31, 1997 were $3.4 million, which represented an increase of 31% as compared to $2.6 million of net sales for the quarter ended July 31, 1996. The net sales for the six months ended July 31, 1997 were $9.2 million, which represented an increase of 30% as compared to $7.1 million of net sales for the nine months ended July 31, 1996. Based upon these recent increases in sales and the growth in backlog, the Company expects to sustain a higher level of performance analysis and support services net sales for the remainder of fiscal 1997. This increase was attributable to the addition of new contracts as well as increases in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the company's principal customer for these services.

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

As of July 31, 1997, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $7.3 million. By comparison, the backlog as of July 31, 1996 was $6.5 million. The increase in backlog was primarily attributable to the renewal of a large multi-year contract in the second quarter of fiscal 1997. Of the $7.3 million of backlog at July 31, 1997, approximately $4.2 million will be recognized as sales beyond fiscal 1997. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $5.5 million or 61.8% of net sales for the quarter ended July 31, 1997 as compared to $3.8 million or 58.4% of net sales for the quarter ended July 31, 1996. Cost of sales was $14.0 million or 60.6% of net sales for the nine months ended July 31, 1997 as compared to $11.0 million or 57.9% of net sales for the nine months ended July 31, 1996. The increase in cost of sales as a percentage of net sales was primarily attributable to the higher percentage of products sales of voice processing products as compared to services sales. Products sales have a significantly higher cost of sales than services sales.

Selling, general and administrative expenses were $1.8 million or 20.9% of net sales for the quarter ended July 31, 1997 as compared to $1.6 million or 25.1% of net sales for the quarter ended July 31, 1996. Selling, general and administrative expenses were $4.7 million or 20.4% of net sales for the nine months ended July 31, 1997 as compared to $4.9 million or 25.7% of net sales for the nine months ended July 31, 1996. The decrease in selling, general, and administrative expenses as a percentage of revenue was primarily attributable to an increase in net sales. The increase in the amount of expenses for the comparable quarters was primarily due to the hiring of additional sales personnel for the quarter ended July 31, 1997.

Research and development expenses were $1.0 million or 11.5% of net sales for the quarter ended July 31, 1997 as compared to $513,000 or 7.8% of net sales for the quarter ended July 31, 1996. Research and development expenses were $2.7 million or 11.9% of net sales for the nine months ended July 31, 1997 as compared to $1.5 million or 7.7% of net sales for the nine months ended July 31, 1996. The increase was primarily due to the hiring of additional personnel as the company continues to develop new products and enhance its existing products. Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing engineering development costs.

NET OTHER INCOME / EXPENSE

Net other income was $10,000 for the quarter ended July 31, 1997 and consisted primarily of interest income on cash and cash equivalents. Net other expense was $67,000 for the nine months ended July 31, 1997. Net other expense was $4,000 and $44,000 for the quarter and nine months ended July 31, 1996. Net other expense consisted primarily of closing costs on the lines of credit facilities and interest expense on short term borrowings.

PROVISION FOR INCOME TAXES

For the quarter ended July 31, 1997, the Company increased its deferred tax asset to $950,000, reflecting the benefit of approximately $2.8 million in loss carryforwards, by recording a tax benefit of $100,000. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $9.3 million and $178,000, respectively, will be available to offset taxes generated from future taxable income through 2008 and 2007. Management believes that the future tax benefits associated with $6.5 million of its net operating loss carryforwards is not more likely than not assured. Accordingly, no such benefit has been reflected in the Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of July 31, 1997 was $5.5 million as compared to $3.1 as of October 31, 1996. The increase in working capital was primarily attributable to the net income in the first nine months of the year. Cash and cash equivalents, as of July 31, 1997 were $943,000 as compared to $1.2 million as of October 31, 1996, but the outstanding debt against the Company's line of credit was reduced by $1.4 million during that period. Accounts receivable as of July 31, 1997 was $6.9 million as compared to $4.3 million as of October 31, 1996. The increase in accounts receivable is due to the higher level of revenue for the most recent three months and the timing of shipments during the quarter.

Goodwill as of July 31, 1997 was $658,000 as compared to $808,000 at October 31, 1996. Net fixed assets as of July 31, 1997 were $3.7 million as compared to $3.9 million as of October 31, 1996.

In February 1997, the Company renewed its line of credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line of credit bears interest at the bank's prime rate plus 1.25% (9.75% at July 31, 1997), and contains a 1/2 of 1% commitment fee on the average unused portion of the line. The line expires on February 28, 1998 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At July 31, 1997, there was no outstanding debt against this line of credit.

In February 1997, the Company also renewed its $1,000,000 loan facility. The line of credit bears interest at the bank's prime rate plus 0.5% (9.00% at July 31, 1997), and contains a 0.5% fee on the average unused portion of the loan. The line expires on February 28, 1999, and contains the same restrictive covenants as the $2,000,000 line of credit, and the agreements for the line of credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1999. The line is secured by the Company's principal headquarters building. At July 31, 1997, there was no outstanding debt against this line of credit.

The Company believes that it will not need additional financial resources beyond those presently expected to be available during fiscal 1997.

On June 30, 1996, the Company entered into a contract to purchase a new management information system including a five year maintenance plan. The purchase, including maintenance, is being financed by the vendor over a five year term at an annual interest rate of 8%. The financing terms require five annual payments of $140,000 each, including interest, beginning on June 30, 1996. Two annual payments have been made to date. The final payment is due on June 30, 2000.

In the third quarter of fiscal 1997, the Company entered into a consulting agreement with The Parthenon Group, Inc. ("Parthenon"), a strategic marketing and consulting organization. The Company has agreed to grant to Parthenon non-statutory options to purchase up to 195,000 shares of the common stock of Microlog at an exercise price of $5 per share. 40,000 options became exercisable in the third quarter of fiscal 1997 upon Parthenon's commencement of their work. Future options will become exercisable based on the achievement of certain average closing prices of Microlog's common stock on the Nasdaq National Market. The expense associated with these options will be recorded over the term of the engagement which is estimated to be approximately six months. $50,000 was recorded as consulting expense in the third quarter of fiscal 1997.

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

      September 15, 1997
      ------------------
             DATE