Form 10-K
period 1997-12-31
MICROLOG CORP
filed 1998-01-30
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1997           Commission File No. 0-14880


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the January 22, 1998 closing price of these shares) was approximately $22.6 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq National Market.

       As of January 22, 1998, 4,282,810 shares of the Registrant's Common
                            Stock were outstanding.
 ------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


Parts I and III incorporate information by reference from portions of the Company's definitive Proxy Statement to be filed within 120 days after the end of the fiscal year (the "Proxy Statement"). Parts I, II and IV incorporate information by reference from portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997 attached as an exhibit hereto (the "Annual Report to Shareholders").

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Microlog Corporation ("Microlog" or the "Company") designs, assembles, markets, and services a variety of microprocessor-based interactive communications systems which allow users to store, retrieve, and transmit digitized voice messages and to access information on computer databases. In addition, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of its business, historically, has provided a stable source of sales and profits, the Company believes that its principal opportunities for growth are in the interactive communications segment and has been concentrating its efforts on that segment.

The results of the Company's performance during fiscal 1997, 1996, and 1995, are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference into
Item 7 of the report. That section should be read in its entirety in conjunction with the discussion of the Company's business in this Item 1. Information concerning the Company's operations by business segment is hereby incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements incorporated by reference into Item 8 of this Report.

Microlog, a Virginia corporation, was organized in 1969. The Company's wholly owned subsidiaries are Microlog Corporation of Maryland, Old Dominion Systems Incorporated of Maryland, and Microlog Europe.


INTERACTIVE COMMUNICATIONS

INTERACTIVE COMMUNICATIONS INDUSTRY

Interactive communications systems are designed to serve the needs of organizations which are searching for an efficient, cost-effective means to deliver and communicate information and complete business transactions in a timely manner. These systems use specialized computer hardware and software to store, retrieve, and transmit digitized voice messages and to access information on computer databases. In traditional Interactive Voice Response, callers hear voice prompts and then use a touch-tone telephone to enter information into, and/or retrieve information from, a computer database. Voice processing systems have evolved to interactive communications systems, which provide information not only through voice, but through a wide range of additional input devices and interfaces, including the Internet, fax, Telecommunications Device for the Deaf
(TDD), Analog Display Services Interface (ADSI), screen phones, and pagers.

Interactive communications typically connects the voice processing system to an external computer which contains data of interest to callers. With touch-tone or voice commands (using speech recognition software), which often include passwords, codes or account numbers, callers can query the computer and have data read back to them in voice form. Depending on the customer's application, callers may also change data on the computer or input new data with touch-tone or voice commands. Interactive communications is widely used for functions such as reporting account balances, checking on inventory, or determining the status of applications or permits in process. Interactive communications systems range from small systems with basic voice processing features utilizing a few phone lines, to larger more complex distributed systems with up to hundreds of lines.


PRODUCTS

The Company's interactive communications products include the Intela(TM), a UNIX-based platform product, which is capable of running many different applications simultaneously, including pre-packaged applications, such as The Automated Collector(TM), and numerous productivity enhancement applications. The Company also offers a Retail Solutions product line that operates under either a UNIX or DOS operating system, and the VCS 3500 products which are DOS-based only. Microlog emphasizes the interactive communications applications of its Intela product, but also provides much of the same application functionality through the VCS 3500 and Retail Solutions product lines.

The following functionality is provided through the Intela and/or VCS 3500 products:

         Audiotex is used by organizations to construct a "library" of pre-recorded messages, which outside callers can access through touch-tone or voice commands without live operator assistance. Customers can record and change menus and messages themselves over the telephone at any time. Libraries of information may be presented in different languages, and callers with rotary telephones may also access menus and information. Up to 50,000 messages may be presented. Audiotex software finds wide use by organizations that receive large volumes of highly-repetitive telephone requests for information. Major advantages of audiotex over live information operators include the availability of information at every hour of the day and the consistency in information disseminated..

         Automated Attendant uses touch-tone or voice commands to route and connect inbound calls to extensions faster and more accurately than live operators. Microlog's software allows different phone lines to be answered with various greetings and menus of options presented to different callers. In the event of a busy or unanswered extension, the software permits callers to hold, transfer, leave a message or disconnect. The system can be name-based, in which callers input the first three letters of the party's last name, or extension-based, in which callers dial an extension number. For extension-based systems, the software incorporates a directory of names, allowing callers to use touch-tone commands to find extension numbers they do not know.

         Fax software allows system users to automatically receive stored fax documents on demand from the voice processing system. Customer service and sales support operations are frequent users of fax software. A service representative can take a request for documents from the system and designate faxes to be sent in response without exiting the interactive communications system.

         Interactive Voice Response (IVR) provides a telephone interface to computer systems. IVR allows a user to call into a computer and access various information systems using a touch-tone telephone.

         Local Database provides similar functionality to interactive communications systems as IVR, but allows the data of interest to reside on the system rather than a host mini- or mainframe computer. This provides a cost-effective approach for many interactive communications applications. It also allows large interactive communication applications to do local batch processing of data by downloading to the system for data manipulation.

         Multiple Languages Interface software allows system messages to be played in multiple languages. It also interfaces TDD terminals to VCS 3500 systems over telephone lines. The interface enables TDD users to interact with most VCS 3500 software modules no differently than if voice communications were being used. Users simply type messages onto their TDD terminals and send them to the voice processing system, which understands the input and responds with menus, prompts and messages which are printed on the TDD terminal. It has broad application in areas where the hearing-impaired must have access to information sources.

         Outbound Dialing permits an organization to send messages automatically to large lists of external phone numbers and to record responses to those messages, if necessary. This flexible software can handle multiple lists with thousands of names per list. It can draw from a library of 50,000 messages and send different combinations of messages to individual phone numbers as directed. The software also generates management reports about the number of successful connections, the length of calls, and the content of responses.

         Release Line Trunking (RLT) provides the ability to transfer the same call several times. After the call to each transfer destination is completed, the telephone line to that destination is released. A call may, for example, initially be transferred to a phone number which can provide information required for the second transfer. In the Microlog applications, RLT is used for long distance transfers.

         Speech Recognition allows the caller to speak responses that are understood by the VCS 3500 and Intela systems. Continuous and discrete speech recognition can be combined in a single system. The standard vocabulary includes digits "0-9", "yes", and "no" responses. Microlog has incorporated speech recognition technology from several U.S. and international based companies. All technologies are speaker independent and therefore require no special training or development to recognize individual voice or speech patterns.

         Text-to-Speech converts typed ASCII data, resident on host computers or databases, to computer-generated synthetic speech on demand. It has an extensive vocabulary, since it can pronounce any string of letters which are sent to it. Microlog's text-to-speech module is ideal for applications requiring information from large text databases. Because text-to-speech works with external databases, the module works with the interactive voice response module that provides the link between the VCS 3500 or Intela interactive communications system and the customer's database.

         Transaction Processing allows the inbound caller to place orders, request information, respond to surveys or complete other transactions without personal handling by a live operator, using either touch-tone or voice commands. The caller can initiate transactions any hour of any day, and the company can process the transactions at its convenience, including processing outside normal business hours. Such transactions allow orders and requests to be filled faster and at lower cost than traditional methods.

         Voice Mail provides an organization with "voice mailboxes" in which internal or external callers may leave detailed, confidential messages at any time. Voice mail overcomes many limitations of telephone systems, allowing people to exchange information and transact business without having to be on the phone together. It eliminates paperwork and adds meaning and content, which written messages can't reflect. Benefits include, increased office productivity through fewer interruptions, timely and accurate message delivery, increased message detail, and reduced callbacks and "telephone tag." Messages may be left for groups of people as well as individuals. Callers may edit messages, reviewing and re-recording until satisfied. Mailbox owners may review, save, forward or discard voice messages.

INTELA

The Intela platform is an interactive communications product designed for simultaneous support of multiple applications and interactive information solutions. Prices for Intela systems are dependent on the number of ports in the system (from 4 to over 1000), the amount of voice storage, the need for additional equipment, and in the case of direct sales, the time needed to develop a customized application.

Microlog has employed Intela for many different customers, with one of their largest Intela customers being the Internal Revenue Service (IRS). Projects for the IRS included Voice Balance Due (VBD), which enables eligible taxpayers to check the status of their debt to the U.S. government and set up repayment plans. The Refund Inquiry Application enables taxpayers to call the IRS and, by selecting the Refund Inquiry on Intela, automatically obtain their refund status, including the amount of the refund. Microlog also employed the Intela for call center solutions in Europe for companies such as, Sykes, KLM Royal Dutch Airlines, and Xerox.

Intela is based on an Intel Pentium(R) hardware platform utilizing a UNIX operating system with a Graphical User Interface (GUI) for application development. The Intela system has a non-proprietary open architecture. User screens, voice prompts, and documentation are available in many foreign languages. Intela also supports text-to-speech, speech recognition, remote and local databases, host connectivity, and fax.

Each Intela system contains multiple microprocessors with hard disk storage and several voice cards. Intela uses distributed microprocessors, each of which handles a part of the total processing task, rather than one large central processor. By increasing the number of voice cards and the number of distributed microprocessors, the Company can configure the interactive communications systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as tabletop, floor-standing, or rack mounted units. These units can be networked to create a larger system with thousands of ports, and they can be configured to run on -48 volt for use in a Central Office (CO).

The Intela architecture supports a variety of configurations that meet varying functional, processing, and voice port and storage needs. This platform is designed for simultaneous support of multiple applications, including both voice response and voice messaging services. Within the architecture, particular hardware configurations may be proposed to provide cost-effective solutions to a wide range of system requirements. All systems can be configured with built-in redundancy so that at least 50% of total system capacity is maintained across any single component failure. Growth capability is achieved by the modular upgrade of application servers, port servers, disk storage, additional communications links, and additional voice response units. The Intela system includes a monitor, keyboard, and printer. These are used to program the system, organize the storage of information (which will be accessible to users), produce reports, and monitor system activity. Customers that contract for the Company's system maintenance services also purchase modems so that the Company can perform remote diagnostic procedures.

The basic Intela architecture consists of three major system components: the Application Server(s), the Port Server(s), and the Intelaware software platform.

         Application Server defines the computing environment in which Intelaware software resides and provides centralized management and control, as well as optional secure voice storage. The application server can be a personal computer, a workstation, or mini-computer. It interfaces to a voice processing peripheral, or Intela port server, via a command link on a LAN or a serial communications link.

         Port Server consists of tabletop, tower, and rackmount models, each providing call and speech processing, as well as voice storage. Interfacing to either a CO- or PBX-based telephone system, these units answer calls, and process and store speech, all under the direction of commands coming from Intelaware software on the application server across a command link.

         Intelaware Software Platform is an application development and deployment environment for interactive communications applications, supporting the on-line creation and administration of multiple applications. From an X-Windows graphic terminal connected to the application server, users access major functions of the software through several interfaces: Application Editor, Prompt Loading and Management, System Administration, Reports and Database Access, Integration Manager, Agency Manager, and Calendar Manager.

Through these interfaces, users control the development and operation of their voice applications, using a graphical user interface. This interface provides the developer with a set of tools to create voice applications. Following is a description of each of these interfaces.

         Application Editor is used to create and edit applications and is oriented towards programmer productivity, with several developers able to access different applications simultaneously. The editor is GUI-based and allows programmers to develop call flows using a click-and-place approach similar to many standard drawing packages. Cells from a palette are placed onto a drawing pane and are connected using a set of mouse actions. Standard Windows(R)-like pull-down menus allow file control, editing features (cut, copy, and paste), object search (by cell number, name, or type), and user preferences for appearance of the palette. Applications can be developed and tested on-line without interrupting those currently running.

         Prompt Loading and Management Facility provides the capability for prompt creation, a major function in voice applications. With the Intelaware prompt loading facility, prompts can be reviewed, recorded, installed, deleted, backed up to removable media, restored, and distributed over a local or wide-area data network (LAN/WAN). They can be loaded on-line over the telephone, a microphone, or from a tape, and the process can be semi- or fully- automatic, depending on whether dual-tone multifrequency (DTMF) tones are coded on the tape to identify the prompts. Users can record individual prompts, a list of prompts, or record with DTMF prompt numbers, and the prompts will be replaced only after they've been reviewed and accepted. New or updated prompts will be phased in automatically while applications remain on-line.

         Prompt Manager has a graphical prompt manager that allows users to retrieve a prompt from storage on a port server and have the graphical representation shown in a window. The user can modify the prompt simply by clicking on the window and performing any of the following actions: cut, copy, paste, delete, trim silence, adjust again, convert sections of a prompt to silence, and change sampling rate.

         System Administration allows for the loading and unloading of applications, and the management of the port servers connected to the application processor. If a system has network hardware in the system configuration, administration can be performed through one central point. Administrators can bring up a new revision of an application or move an application to another trunk while the system is on-line. If a caller happens to be on the line at the time, the changes on that trunk will take effect after the caller hangs up. Intelaware can support multiple Intela systems to expand to larger port and storage capacity by networking systems and clusters of systems together.

         Centralized System Management provides a graphical means to address operation, administration, and maintenance (OA&M) of a distributed system. It provides a graphical representation of the application server and its attached Intela systems, including the command link mode used, Ethernet or serial links. Further, by clicking on the Intela icon, an additional window is displayed. In this window, a graphic of the Intela display panel, with active trunk status indicators and disk usage indicators, is shown. Clicking on a trunk status indicator opens an additional window that depicts information about the running application.

         Reports are designed to track significant statistical information for activities such as billing and to justify services. Intelaware offers a choice of reports that can be created and viewed without interrupting the operation of an application. These reports can then be sent to a printer for a hard copy print-out. Available reports include call detail, cell usage, trunk usage, subscriber information, and transaction log. Statistical requirements beyond those addressed by the standard reports can be met from the raw call data records (CDRs).

         Database Access allows interfaces to be built between Intelaware and Standard Query Language (SQL) relational databases, such as Oracle, Sybase, Informix and Ingress. The Application Editor contains an SQL cell type, which allows information to be extracted from databases to support interactive communication applications. This cell type allows users to delete, insert, select, and update data. Intelaware also supports two internal proprietary databases: message and information databases. The message database used in voice mail applications, consists of mailboxes associated with a number, usually the phone number of the user who will access the box for the messages deposited in it. More than one message database can be supported within Intelaware to accommodate multiple applications. Messages can be retrieved either first in, first out (FIFO) or last in, first out
         (LIFO), determined on a system basis.

In 1997, the Company delivered Intela System Release 5 (SR5), and completed work on functional enhancements to the optional features of the product. In addition, work was completed to support international connectivity and localization.

Intela product options released in conjunction with SR5 included; IntelaDB(TM), a relational database, which allows Intela to locally access gigabytes of data without the need of a more costly customer furnished database; IntelaConnect, an intelligent "gateway" that seamlessly connects Microlog's Intela interactive communications systems to vital customer information residing on hosts and; IntelaCTI(TM), which supports comprehensive call control and monitoring through links to many popular telephone switches.

Four product enhancement applications for Intela were also released in 1997. These enhancements are: IntelaPowerdial(TM), a dialer application that can initiate thousands of calls and transfers the called party to an application or live agent after connection; IntelaPay(TM), an application that provides the ability to verify credit card numbers for online purchases; IntelaFill(TM), a high capacity messaging application that gives the caller the ability to fill out a "voice-form" through their touch-tone phone; and IntelaAttendant(TM), a multi-line attendant application designed to work with the other Intela applications to transfer outside calls to the correct internal extension without operator intervention.

THE AUTOMATED COLLECTOR(TM)

During 1997, the Company launched a new packaged application called The Automated Collector. Microlog created The Automated Collector based on a custom application developed for the Internal Revenue Service. Built on the Intela platform, the Automated Collector is an interactive communications tool designed to improve efficiency within the Collections Industry by automating the process of collecting promises to pay.

The Automated Collector is designed to work alongside collectors/agents. The system can work low balance, high volume campaigns, as well as early out campaigns. It can handle both inbound and outbound collections calls, including verifying "right party contact." The system can collect promises to pay in full, or set up payment schedules. It can accommodate a variety of debt collection strategies, and can operate 24 hours a day, 7 days a week, 365 days a year.


RETAIL SOLUTIONS

During 1997, the Company continued to dedicate development efforts to refine its offerings under the Retail Solutions product line. Retail Solutions consists of several applications designed and manufactured specifically for the retail pharmacy industry. These applications include the Automated Prescription Refill System (APRS), Photo Ready(TM), Prescription Ready(TM), and the ProNouncer(R).


AUTOMATED PRESCRIPTION REFILL SYSTEM (APRS(R))

APRS is the primary product available under Microlog's Retail Solutions product line. The APRS product helps pharmacies improve operating efficiencies and customer service. Prices for APRS are dependent on the number of ports in the system (from 4 to 16), the amount of voice storage, the need for additional equipment, and the need for any customization of the application. Patients calling into the APRS can use the touch-tone keypad on their phone to enter their prescription refill orders, inquire about store location and hours of operation, and request a transfer to a specific department. This system processes calls 24 hours a day, 7 days a week, allowing pharmacy staff to spend more time consulting with in-store patients. As managed care continues to change the way health care is delivered, APRS technology becomes a part of the pharmacist's newly evolving role--that of providing a broad range of pharmacy care services by assisting pharmacists with the traditional dispensing of medications.

APRS is a UNIX-based system available as a stand-alone configuration, or a "board-and-software" solution. The "board-and-software" solution is designed for customers who already have an in-store processor with spare capacity. Customized management software allows selected control functions to be executed from a remote, central location. Such features include loading of new software modules, running diagnostics, and implementing system changes. Enhanced features of the system include more comprehensive out-dial reports, GUI for system administration, multi-level passwords, and easy expandability of systems through the use of a variety of voice cards.

A direct link can be established between the APRS and the pharmacy database, enabling the automated refill system to access the extensive medical, customer, and marketing information stored on the pharmacy database as a part of every call. For instance, the APRS can provide drug interaction information to customers calling in to place refill orders, promote complementary over-the-counter products available for purchase at the same store, alert patients when they are about to run out of refills, and so on.

The APRS product includes the following features:

         Doctor's Messaging - Doctors can leave refill authorizations, new prescription instructions, and other important messages on a voice mailbox. Physicians needing to speak with a pharmacist about an urgent matter during normal operating hours can immediately transfer out of the system to a live pharmacist.

         Caller ID - The APRS can accept Caller ID information from the local telephone company. This allows pharmacies to automatically transfer pre-defined patients and doctors directly to pharmacy staff. Pharmacies are also able to capture the caller's telephone number and verify it against their prescription number for validation purposes.

         Call Routing - The APRS can answer all incoming calls, greet customers with a store-specific recording, and then, based on call routing transfers to the desired department.

         Release Line Trunking - With Microlog's patented Release Line Trunking capability, patients calling a particular pharmacy after hours can be forwarded to the nearest extended-hour location or to a pharmacist on-call. At the request of a caller, the APRS accesses an additional available telephone line and places an outgoing call to the nearest 24-hour location or to an "on-duty" pharmacist. This feature provides better customer service at critical off-peak hours when urgent medical needs can arise.

         Speech Recognition - Speech Recognition enables pharmacy customers who have rotary phones to speak their responses into the telephone, rather than pushing buttons on their telephone keypad. This is particularly important in regions where there is still a high percentage of rotary phones--or in areas where a sizable portion of the population may be more comfortable speaking into the phone.

         Multi-Language Capability - Callers of varying nationalities can use the system at the same time, and yet hear prompts spoken in their own native tongue. The APRS product supports 24 different languages, including Mexican and Cuban Spanish, Canadian and Franco-French, Slavic languages including Ukrainian and Polish, and a number of Asian languages. This enables pharmacies to better serve ethnically diverse customer bases.

         TDD Access - The APRS product provides TDD access for the hearing impaired, helping pharmacies to comply with the Americans with Disabilities Act. Microlog's technical approach allows dynamic use of TDD on all incoming lines without the need to provide a dedicated line for the hearing impaired.

         In-Store Paging - When calls are transferred, pages can be made over the store public address system (PA) or the dedicated APRS pharmacy paging subsystem. This allows physicians to quickly reach pharmacists regarding urgent patient matters and expedites customer and staff calls to the manager, among other functions.

         In-store Patient Notification - APRS in-store notification enables patients waiting for their prescription refills to shop throughout the rest of the store. When the prescription is ready, the customer is paged by their prescription number.

         Voice Mail - Each  pharmacy  employee can be assigned a voice  mailbox, enabling better communication among employees as well as with management. The system can also be designed to enable outside callers to leave messages for employees. This level of flexibility is particularly valuable in supporting communication across multiple shifts and between part-time and full-time workers.

         Prescription Pick-up Time - The APRS can prompt callers for their preferred pick-up time, and then confirm for the patient the time by which their refill will be ready for pick-up. This can help pharmacy staff in scheduling personnel workloads.

         Prescription Status Check - Prescription Status Check enables patients to call and directly query the pharmacy system to determine whether their prescription has been filled and what time it will be ready for pick-up.

         Prescription Ready(TM) Out-Dial - The Prescription Ready Out-Dial capability enhances a pharmacy's compliance program by placing reminder calls to those patients who have not used all their refills. This capability also reduces restocking costs and increases pharmacy revenue. Pharmacy staff can either create the lists of patients to be called, or the lists can be automatically generated through a direct link to the pharmacy database.

         Text-to-Speech - Through Text-to-Speech technology, callers can hear a text file "read to them" over the phone. Names, addresses, drug names, and any other text-based information stored in a database can be converted into speech. This can be used, for example, in conjunction with a compliance out-dial program--voicing the name of the prescription holder as it reminds them to pick up their refill.

         System Performance Reports - The product's reporting functionality is designed to help pharmacies gauge how well the system is operating and to measure performance activity. Reports can be printed automatically on a daily basis and can also be generated on demand by the system administrator.

OTHER RETAIL SOLUTIONS PRODUCTS

Photo Ready(TM) Out-Dial - The Photo Ready Out-Dial feature calls customers to remind them to pick up their film development order(s). Photo department staff prepare the list of customers to be called, or a direct link can be established with the photo database for automatic generation of calling lists.

ProNouncer(R) - Pharmacies and grocery stores can complement their own store-specific or chain-wide advertising efforts with Microlog's patented automated digital in-store announcement system. The ProNouncer guides customers to specific promotional items, giving an added boost to sales of perishable and/or high-margin products, and helping to promote impulse purchases. The ProNouncer can also automate a store's closing messages or holiday greetings and can be used to make repetitive public service messages.

KeyStar(TM) - In 1997, Microlog developed and introduced KeyStar(TM), a telecommunication switch. KeyStar is a separate hardware device that connects directly to a set of incoming telephone lines, the APRS, and the store/pharmacy telephone system. KeyStar provides all the necessary interface and switching to receive and transfer calls to the in-store telephone system. KeyStar provides an interface to a PA system amplifier for in-store paging, a music on hold interface for an external music source, and a system administration telephone interface.

KeyStar offers a number of key benefits designed for the retail pharmacy market. It allows APRS to interface to any existing telephone system, supports Caller ID, and minimizes telephone system add on/upgrade expenses. KeyStar provides a direct modem connection to the APRS for remote system access, alleviating the need to reallocate or purchase additional telephone lines. Automated/bypass routing of all incoming telephone lines under failure conditions - KeyStar is available in two configurations: all-in-one packaging with Microlog's APRS and software, or as a stand-alone device.


VCS 3500

The Microlog VoiceConnect System 3500 (VCS 3500) line of systems consists of a microprocessor-based hardware platform which can accommodate varying numbers of ports and, due to its proprietary software modules, can support up to 12 separate voice response or voice messaging applications. Prices for VCS 3500 systems range from $10,000 to over $250,000. Prices are dependent upon, (i) the number of ports in the system (from 2 ports to 96 or more), (ii) the number of voice processing applications desired, (iii) the amount of voice storage, (iv) the need for additional equipment (in the case of large or unique systems) and
(v) the extent to which the product must be adapted to the customer's specific needs.

The Company's VCS 3500 has a flexible system architecture. All of the VCS 3500 systems use similar hardware platforms and the Company activates one or more software modules to enable a system to perform the desired voice processing applications. In the case of complex systems performing extra or unusual applications as requested by a particular user, the Company can customize the voice processing systems' architecture.

Many VCS 3500 systems contain multiple microprocessors with hard disk storage and several voice cards. The VCS 3500 uses distributed microprocessors, each of which handles a part of the total processing task, rather than one large central processor. By increasing the number of voice cards and the number of distributed microprocessors, the Company can configure the voice processing systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as tabletop, floor-standing or rack-mounted units. These units can be networked to create a larger system with more than 48 ports.

The VCS 3500 includes a monitor, keyboard, and printer, which are used to program the system, organize the storage of information which will be accessible to users, produce reports, and monitor system activity. Modems are also provided so that the Company can perform remote diagnostic procedures for customers who contract for system maintenance services.

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

Due to the greater versatility of the UNIX System (Intela), as compared to the DOS operating system (VCS 3500), there has been a shift in sales from the VCS 3500 to Intela.


CALLSTAR(R)

Due to declining requirements for simple voice mail equipment, as compared to the more sophisticated products offered by the Company, the CallStar product line was discontinued in April, 1997. Some customer support, parts, and materials will continue to be provided through April 1998, but this is not expected to result in significant revenue for the Company.


SALES AND MARKETING

The Company's Retail Solutions and VCS 3500 systems are sold primarily through direct sales. The Intela product is sold through a combination of direct sales, value added resellers (VAR), original equipment manufacturers (OEMs), and government contract vehicles.

Direct Sales Force. The direct sales force has a general manager in charge of North America, sales managers, sales personnel, sales engineers, marketing manager, and sales support personnel. The Company's direct sales force is presently based in the Washington-Baltimore metropolitan area with satellite offices in Southampton, Pennsylvania, and Belair, Maryland. The Company compensates its direct and distribution sales personnel through a base salary plus commissions, which generally represent a percentage of the net sales for which they are responsible.

The Company's direct sales personnel will continue to focus on national accounts assigned to them and on certain vertical markets, including retail, health care, debt collection, wagering, and Federal, state and local government. The principal potential customers for the Company's interactive communications applications and products in these vertical markets are organizations which receive or make a large volume of telephone calls that primarily are repetitive in nature, and the caller desires information stored on the organizations data system.

International Sales. The international sales force currently has a general manager in charge of international sales, sales personnel, sales engineers, and sales support personnel. The sales force and support group is presently located in the Washington-Baltimore metropolitan area, and in Neunen, The Netherlands. During fiscal 1996, the Company acquired Phonatic International B.V. of the Netherlands, to strengthen its presence in the European voice response market. During 1997, Phonatic International B.V. took on the name Microlog Europe.

The Company has entered into non-exclusive distribution agreements with international companies, including Philips Communication Systems B.V. (Philips) of The Netherlands, and Jebson and Jessen in Singapore, along with five other companies in Europe, Asia, and the Middle East, to market and support the Intela product line worldwide. Philips markets the Intela interactive communications system as the VoiceManager 800 series. In 1997, the Company signed PTT Telecom of The Netherlands to a five-year distribution agreement to sell Microlog's Intela product within the Dutch interactive communications market. PTT Telecom is a full service telecommunications company providing a wide-range of communication products to businesses and consumers both nationally and internationally.

Marketing - The marketing organization currently has a vice president who manages the Company's product, engineering, and marketing-related activities. Marketing consists of a director, product managers, marketing communications personnel, channel marketing manager, system release manager, and the technical training & publications group. This organization interfaces with direct and international sales in developing, marketing, and selling the Company's products, applications, and services.

Promotional Activities - The Company's promotional efforts during fiscal 1997 included advertising in industry trade publications, direct mail, product presentations at trade shows and similar events, and public relations. The Company conducted seminars for potential customers in certain industries worldwide. The Company expects to continue these promotional activities during fiscal 1998.


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

The Company generally performs maintenance for its interactive communications systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog also has an agreement with a subcontractor to perform on-site maintenance on its interactive communications systems nationwide. The Company operates a hotline which customers with maintenance contracts may use to request assistance or to ask questions concerning operation of the Company's interactive communications systems. Microlog can perform many diagnostic procedures remotely and, historically, has been able to correct many of the difficulties experienced by its customers through telephone consultation. International maintenance is performed by the third party distributor and is supported by Microlog service personnel in Neunen, The Netherlands, and Microlog's service center in Germantown, Maryland.

Microlog also offers a variety of other services to its customers. Microlog will customize interactive communications systems to a customer's specific needs by using the application software matrix in the VCS 3500 or the GUI in its Intela, or by making appropriate changes in the underlying source code in all of Microlog's products. The Company may charge for this service on a time and materials basis, or may include the service in the price of the system being sold. Training on system operations also is offered to customers. In addition, the Company generally provides certain improvements to its software modules free of charge to customers who contract for its system maintenance services.


BACKLOG

As of October 31, 1997, the Company had a backlog of existing orders for interactive communications systems totaling $2.9 million. The backlog, as of October 31, 1996, was $4.9 million. The Company has experienced fluctuations in its backlog at various times during the past three fiscal years attributable primarily to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at October 31, 1997, will be shipped and the sales recognized during fiscal 1998. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.


COMPETITION

The interactive communications industry is highly competitive and the Company believes that competition will intensify. The Company competes with a large number of companies which produce interactive communications products offering one or more of the 12 major voice processing applications performed by the Company's products. Microlog's competitors include companies such as IBM, InterVoice, Inc., Lucent, Periphonics, and Syntellect, that have emphasized sales of systems with interactive voice response applications. Direct competition with the Company's interactive communications systems also arises from a substantial number of companies, such as Centigram and Active Voice, that focus on the market for small or medium-size voice messaging (voice mail or automated attendant) systems. In addition, the Company also competes with dealers and distributors that sell voice products of these and other competitors.

New or enhanced products can be expected from the Company's competitors. It is also likely that there will be new entrants into the interactive communications industry because of the absence of any major technological barriers to entry.

Competition for the sale of interactive communications systems has been based in part on the application required by the customer. In marketing its Intela and VCS 3500 products, the Company places emphasis on the 12 major interactive communications functions (refer to "Products" section) that can be performed and the ability of these systems to be expanded to incorporate additional applications. As a result of this emphasis on openness and expandability, the Company believes that many of its competitors' products cannot be customized as easily to the user's specific needs as the Intela and VCS 3500.

In marketing its Retail Solution, the Company places emphasis on the suite of applications and solutions that these applications offer. Potential customers have the ability to add additional solutions as the need arises. The Company is also able to customize these applications to meet the user's needs. The Company is actively developing additional features to the Retail Solution and new solutions for release in fiscal 1998.

Marketing and product recognition also play a substantial role in competition within the interactive communications industry and within particular vertical markets. Most of the Company's competitors have considerably greater financial, marketing, and sales resources than Microlog. Many of these competitors have concentrated on one or two voice applications or on specific vertical markets and may enjoy advantages in selling to customers seeking only those applications or to companies in those markets. The Company believes that it has advantages over some competitors in sales to government and retail pharmacy customers because of its experience in marketing products to these customers and in participating in competitive procurements.

The Company believes that the other principal factors affecting competition in the interactive communications market are product applications and features, quality and reliability, customer support and service, and price. The Company believes that it competes favorably with respect to these factors.


RESEARCH AND DEVELOPMENT AND PRODUCT ENGINEERING

The Company believes that both the development of new voice applications and features for its existing products and the development of new products are necessary to remain competitive in the rapidly-changing interactive communications market. In order to maintain its competitive position, the Company continues to improve its interactive communications product lines and is currently developing new products and enhancements to its existing products.

During 1997, the Company completed a new release for its Intela product line, System Release 5. This release adds optional features such as enhanced host connectivity, a CTI server, and local and remote database support to the product. In 1997, the Company completed a number of productivity enhancement applications for Intela, including a power dialer, a transaction messaging application, a credit card verification module, and an integrated auto-attendant. These applications, in turn, were used as modules for the Company's Automated Collector release, a packaged application for the collections industry. For the APRS product, the Company developed a UNIX-based system which is available as a stand-alone configuration as well as a "board-and-software" solution. The "board and software" solution is designed for customers who already have an in-store processor with spare capacity.

Additive to either the stand-alone or board-and-software APRS solutions, the Company also developed the KeyStar product. KeyStar is a front-end integration hardware module, software controlled by the APRS, that facilitates the integration of the APRS into existing store systems, including many diverse telephone systems, PBXs, and key systems, without requiring potentially costly upgrades by the store. The Company's engineering staff is also engaged in the development of special product features for current or potential customers. Unless prohibited by government regulation or customer contract, the Company retains ownership of all software applications and features that it develops.

The following table sets forth for the periods indicated the Company's research and development expenditures and the percentage of interactive communications net sales represented by these expenditures.

                      Research and Development Expenditures

                    (In thousands, except percentage amounts)

                                              Year Ended October 31,
                                              ----------------------
                                         1995           1996           1997
                                         ----           ----           ----

Research and development expense       $1,592         $2,093           $3,579

    Percentage of voice
      processing net sales                11%            13%             19%


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


SOFTWARE PROTECTION, TECHNOLOGY LICENSES, AND TRADEMARKS

The Company regards its software as proprietary and has implemented protective measures both of a legal and a practical nature to ensure that the software retains that status. The Company derives protection for its software by licensing only the object code to customers and keeping the source code confidential. Like many other companies in the interactive communications industry, Microlog does not have patent protection for its software (although some of the inventions for which Microlog has received patents can be implemented in software). It, therefore, relies upon the copyright laws to protect against unauthorized copying of the object code of its software, and upon copyright and trade secret laws for the protection of the source code of its software. Despite this protection, competitors could copy certain aspects of the Company's software or hardware or obtain information which the Company regards as a trade secret.

The Company has patents on an Interactive Audio Telecommunications Message Storage, Forwarding and Retrieval System, Software Switch for Digitized Audio Signals, Automated Telephone System Using Multiple Languages, Telecommunications System for Transferring Calls without a Private Branch Exchange, Detection of TDD Signals in an Automated Telephone System, Automated Telephone System with TDD Capabilities, Automated Announcement System, and Methods for Communicating with a Telecommunications Device for the Deaf (TDD). The Company also has a pending patent application on an Apparatus and Method for Coupling an Automated Attendant to a Telecommunications System. EVR, Microlog, Call Installer, Truant, CINDI, ProNouncer, CallStar, CallStar FXD, and APRS are all registered trademarks owned by the Company. Intela, Intelaware, Intelaview, VCS Intela, Intelapowerdial, KeyStar, Connecting People to a World of Information, and The Automated Collector are all trademarks or service marks which are the subject of applications for registration owned by the Company which are pending in the United States Patent and Trademark Office. INTEL Corporation has filed oppositions with the U.S. Trademark Trial and

Appeal Board to registration by the Company of the marks Intela, VCS Intela, Intelaware, and Intelaview. Discovery is currently ongoing in this consolidated opposition proceeding. The Company is currently using, and claims common law rights in the following additional, unregistered marks: Voice Connect, Genesis, Voice Path, VCS 3500, Retail Solution, RLT, and Release Line Trunking. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any patent issued or that its registered copyrights can be successfully defended. In any event, the Company believes that factors such as technological innovation and expertise and market responsiveness are more important than the legal protections described above.


PERFORMANCE ANALYSIS AND SUPPORT SERVICES

GENERAL

Since the early 1970s, the Company and its subsidiaries have been providing performance analysis and technical and administrative support services (principally in the form of data processing and analysis, engineering and scientific analysis, and computer services) to government and commercial customers. These services, which comprised the Company's original business, presently are provided through the Company's subsidiary, Old Dominion Systems Incorporated of Maryland. The Company believes that its performance analysis and support services business will continue to provide a stable stream of sales, although its interactive communications business offers greater potential for growth.

The principal customer for the Company's performance analysis and technical and administrative support services is The Johns Hopkins University's Applied Physics Laboratory (APL), a United States Navy contractor, for which the Company or its subsidiaries have been performing services since 1972. Sales from contracts with APL accounted for 37%, 38% and 39% of the Company's net sales for fiscal 1995, 1996, and 1997, respectively.

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

The Company's employees perform various technical support services in connection with several Ballistic Missile Defense Organization (BMDO) projects. These include advanced technical support in the design, development, and implementation of space-qualified equipment, systems analysis, and the operation of a VAX computer-based mission control center for the MSX mission.


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

The Company provides services under three types of contracts. The majority of contracts are on a time-and-materials basis, pursuant to which the Company receives a pre-set fee for all services provided under the contract, without regard to the Company's cost of supplying these services, and is reimbursed only for the cost of materials. Other contracts are on a purchase order basis which operates similar to a time and materials contract, and on a cost plus fixed fee basis. Occasionally, the Company experiences delays in contract awards, contract funding, and payment, which the Company believes is customary under contracts which involve performance of services for Federal Government agencies.

The Company monitors performance under existing contracts and requests for proposal (RFPs) for performance analysis and support services by contractors or government agencies. The Company has received a number of blanket contracts by responding to RFPs. In order to increase the new contracts, the Company must locate skilled programmers and other technical personnel with the qualifications specified by the open requisitions. The Company uses agencies and internal resources to locate these personnel. The Company believes that its reputation in the industry enables it to attract qualified individuals for inclusion in the Company's proposals.


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

The Company encounters substantial competition in its procurements. The Company's competitors include, Allied Signal, Comsys, EISI, Orbital, SAIC, and Sachs/Freeman Associates. The Company has instituted policies and procedures designed to maintain a low overhead to enhance its ability to compete with respect to new contracts and to existing contracts that are to be renewed or extended. During the last three years, the contracts that have been lost through competitive bidding or otherwise have not been material to the Company, either individually or in the aggregate. During this three-year period, the Company has received several new contracts as a result of competitive procurements and also increases in the level of work authorized under contracts which have been renewed or re-awarded to the Company.

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


BACKLOG

As of October 31, 1997, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $2.9 million. By comparison, the backlog as of October 31, 1996 was $5.5 million. The Company estimates that the entire $2.9 million of backlog at October 31, 1997 will be recognized as sales in fiscal 1998. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized (and the Government has the right to cancel contracts at any time), although to date this has not occurred.


GOVERNMENT REGULATION

In order to maintain contracts with contractors or Government agencies, the Company must comply with a variety of regulations and Department of Defense guidelines, including regulations or guidelines covering security, record keeping, and employment practices. The majority of the employees assigned to the Company's contracts with contractors or agencies are required to have security clearances. The Company historically has not experienced any significant difficulty in obtaining the necessary security clearances. The Company's sales under these contracts are subject to audit by the Defense Contract Audit Agency (the DCAA). The DCAA has completed audits through fiscal 1992, and any adjustments required as a result of these audits have been minor. The implementation by the Federal Government of spending cutbacks, or a change in national defense priorities, could reduce the Company's sales.


EMPLOYEES

At January 16, 1998, the Company and its subsidiaries employed a total of 300 persons, including three part-time employees. Of these personnel, 107 are engaged principally in the Company's interactive communications systems operations, 186 are engaged in performance analysis and support services, and seven serve as officers or managers or perform administrative services for the Company and all of its subsidiaries.

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


ITEM 2.  PROPERTIES

The Company owns and occupies a 24,000 square foot building in Germantown, Maryland, which it uses for its principal executive offices and its interactive communications operations center. The Company also leases 22,700 square feet of office space in Rancho Cordova, California which was the headquarters of Genesis Electronics, which was acquired by the Company in 1991, under a 10 year lease, and 12,000 square feet in Gaithersburg, Maryland, which it uses for production and warehousing of its interactive communications products. In February 1993, the Company entered into a sublease for its Rancho Cordova facility. The sublease is for a five-year term and expires in 1998.


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

The information required by this item is incorporated herein by reference from "Price Range of Common Stock" and "Dividend Policy" on page 31 of the Company's Annual Report to Shareholders.


ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from "Selected Consolidated Financial Data" on page 32 of the Company's Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from pages 28 through 32 of the Company's Annual Report to Shareholders.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, including Consolidated Statements of Operations for the years ended October 31, 1995, 1996, and 1997, Consolidated Balance Sheets as of October 31, 1996 and 1997, Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1995, 1996, and 1997, Consolidated Statements of Cash Flows for the years ended October 31, 1995, 1996, and 1997 and Notes to Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated December 18, 1997, are incorporated by reference from pages 16 through 27 of the Company's Annual Report to Shareholders.


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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following financial statements are included on pages 16 through 27 of the Company's printed Annual Report to Shareholders and are incorporated herein by reference.

         Consolidated Statements of Operations for the years ended October 31, 1995, 1996, and 1997

         Consolidated Balance Sheets as of October 31, 1996 and 1997

         Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1995, 1996, and 1997

         Consolidated Statements of Cash Flows for the years ended October 31, 1995, 1996, and 1997

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

(a)(2)  Financial Statement Schedule

Unaudited   supplementary  data  entitled  "Selected  Quarterly  Financial  Data
(unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 14).

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

(a)(3)  Exhibits

EXHIBIT
NUMBER                                               DESCRIPTION

      3.1         Amended and Restated Articles of Incorporation of Registrant, as amended 1/

      3.2         By-laws of Registrant, as amended 1/

      4.1         Specimen Stock Certificate 1/

      10.1        Employment Agreement between the Company and Joe J. Lynn

      10.2        Deferred Compensation Agreement between the Company and Joe J. Lynn 2/

      10.3        Employment Agreement between the Company and Richard A. Thompson

      10.4        Microlog Corporation Medical Reimbursement Plan 3/

      10.5        Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 5/
                                                                                                  -

      10.6        Microlog Corporation 1995 Employee Stock Option Plan 8/

      10.7        Agreements with Farmers & Mechanics National Bank 7/

      10.8        Amendments to Farmers & Mechanics National Bank Agreements

      10.9        Sub-contracting Agreement with Aspect Telecommunications Corporation 4/

      10.10       Sub-contracting Agreement with Applied Physics Laboratory 4/

      10.11       Agreement with Philips Communication Systems B.V.*/ 6/

      13          Annual Report to Shareholders for the fiscal year ended October 31, 1997

      22          Subsidiaries of the Registrant

      24          Consent of Price Waterhouse LLP

 -------------
*/  Confidential treatment has been granted for portions of this document.

1/ Filed as an Exhibit to Registration Statement on Form S-1, File No. 33-31710, and incorporated herein by reference.

2/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1988.

3/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1991.

4/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1992.

5/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1993.

6/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

7/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

8/ Filed as an Exhibit to Registration Statement on Form S-8, File No. 333-07981, and incorporated herein by reference.

     (b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal year ended October 31, 1997.

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

MICROLOG CORPORATION - CONNECTING PEOPLE TO A WORLD OF INFORMATION(TM)

In today's competitive business environment, customer satisfaction is every company's bottom line. Microlog's interactive communications solutions give our clients powerful tools to enhance customer service while maintaining competitive costs. Since 1969, we have helped clients in government and private industry operate more efficiently and profitably.

Microlog designs and supports a complete line of interactive communications systems and applications for customers worldwide. Interactive communications defines the myriad of ways users interact with information. Microlog's solutions take advantage of new technologies that provide information not only by telephone but also through other media, including facsimile and the Internet.

Microlog's Intela(TM) platform is unparalleled in the industry for supporting robust features, enabling rapid application development, and ensuring reliable performance. Intela supports call center solutions for customers worldwide as well as applications for specific industries. Our Automated Prescription Refill System (APRS(R)) provides interactive communications for retail drug chains and can be adapted to the needs of other industries. The Automated Collector(TM) supports the collection operations of corporations, government agencies, and service bureaus.

Old Dominion Systems Incorporated of Maryland (ODSM), a subsidiary of Microlog, provides performance analysis as well as technical and administrative support services to prime U.S. government contractors.

The Company holds ISO 9001  certification,  the highest  level of  certification
from  the   International   Organization   for   Standardization,   which   sets
international standards for quality assurance and management.

Microlog Corporation is headquartered in Germantown, Maryland, outside Washington, D.C. Its European headquarters is in Nuenen, The Netherlands. A publicly held company since 1986, Microlog's stock trades under the Nasdaq market, under the symbol MLOG.

MICROLOG CELEBRATES A BREAKOUT YEAR

For Microlog, 1997 was a breakout year in which we redefined our strategy. Today, Microlog is a different company with a new perspective and a broader focus than it had just one short year ago. We made breakout moves in market penetration, product development, strengthening and expanding strategic partnerships, and infusing new technology into our products and services.

The year's financial performance was the best in the Company's history, with revenues near $32 million, profits at $3.7 million, which includes a tax benefit of $1.5 million, and an increase in cash provided by operating activities of $4.9 million. Our goal for 1997 was to equal or exceed growth rates within our industry. I am happy to say that we achieved the latter: the industry grew at approximately 18 percent; Microlog at 24 percent. In doing so, we have achieved something that few of our principal competitors have achieved: three consecutive years of double digit growth.

BREAKOUT PERFORMANCE

The year was marked by breakout opportunities that have made us a different kind of company.

We made gains in the European market, which is poised for significant growth in interactive communications solutions. PTT Telecom, a distributor of our Intela(TM) platform in The Netherlands, developed an Intela-based application to support KLM Royal Dutch Airlines' frequent flyer program. We believe this application has considerable growth potential. Also in The Netherlands, Microlog is supporting Xerox CorporationOs product service center with an Intela-based solution that streamlines the way Xerox responds to service requests. Sykes Enterprises, one of the largest providers of outsourced call center services, selected our Intela system to deploy in each of its European call centers. Other big opportunities are in development or, on the drawing board. The European market is strong and will get even stronger in 1998.

In North America, use of interactive communications to streamline call center operations also continues to grow. The U.S. Federal Government has expanded its use of this technology to meet its mandate to do more with less. In 1997, Sprint Communications, a company at the forefront in providing integrated communications services, launched an Intela-based call center system of over 1,000 lines to provide higher value added service levels to its government customers. This solution is one of the largest Intela-based systems Microlog has delivered.

Our commercial business within the U.S. continued to grow in fiscal 1997. Eckerd Corporation, which began using our Automated Prescription Refill System (APRS(R)) in 1996, signed a contract to expand its use of APRS to another 1,100 stores. This will bring the total installations to 2,800 retail pharmacies.

Old Dominion Systems Incorporated of Maryland (ODSM) enjoyed another strong year. ODSM won a major contract renewal with The Johns Hopkins University Applied Physics Laboratory (APL). This award, which was won in competitive bid, continues services that ODSM provides to APL in support of the U.S. Department of the Navy. ODSM's continued success in winning contracts with the Applied Physics Laboratory provides a solid revenue source for the Company.


BREAKOUT DEVELOPMENT EFFORTS

To support our strategic business direction, Microlog continued to add enhancements to its products and develop new capabilities. We've added new functionality to our Intela system, notably new call center features to support this key market thrust. These enhancements underlie our success with the European call center opportunities and the deployment of the Intela-based solution for Sprint.

A new product release, The Automated Collector(TM), which supports both inbound and outbound calls and has wide application within service bureaus, expands our support of call center operations. To support large retail chains, Microlog has added enhancements to our retail product line; among them, KeyStar(TM), a telecommunications front-end that interfaces incoming telephone lines to our APRS and existing internal phone systems. One of the benefits to the retail pharmacy is not requiring the purchase of a new telephone system in order to integrate with the APRS.

Microlog continues to expand its rich portfolio of patented inventions. In 1997, we received a patent for "Methods for Communicating with a Telecommunications Device for the Deaf" (TDD). This functionality offers the ability to interface TDD with interactive communications systems through software only, thereby eliminating the need for any extra hardware.

We continue to build on our substantial investment in our internal information system infrastructure, which is modernizing the way we handle customer, product, and accounting information. The new system is a major step in our commitment to streamline the way our employees and our business partners access and share information.

In our continuing commitment to invest in our employees, we've hired people with specific hard-to-find skills, and increased training levels for existing staff to strengthen our expertise in critical skill areas. Our expanded sales force, our greater depth in technical talent, our investigative cutting-edge research & development team (Skunkworks), and our combined marketing/product development teams all contributed to our expanded market focus.


LOOKING TOWARD THE FUTURE

All these accomplishments in fiscal 1997 have positioned Microlog well for the future. We see a primary strategic direction for Microlog in 1998 and beyond. Our vision is for Microlog to become one of the premier companies in the call center industry, supporting an emerging market that plays to our current strengths and offers attractive opportunities for growth. With the increasing globalization of business, companies will need to redesign their call centers to better serve geographically dispersed customers with diverse service requirements. This need calls into play a myriad of technical capabilities which Microlog either has or is developing both internally and in concert with our strategic partners and with companies with capabilities that complement our own.

On a personal note, I want to congratulate Joe Lynn, Chief Development Officer and co-founder of Microlog, on his recent retirement. Joe has been a director of the Company since its formation in 1969, and has been an inspiration for our Company. We thank Joe for his many creative solutions and dedication over the years.

As we look forward, after another year of strong growth, we thank our shareholders and our customers for their confidence and support, and we thank our employees, distributors, and business partners, who are the backbone of our success.

Together, we will make a bold leap to the future in 1998.



Richard A. Thompson
President and Chief Executive Officer

THE NEW CALL CENTER
AN ESSENTIAL BUSINESS TOOL

In today's increasingly global, increasingly competitive environment, companies are turning to advanced technology to help them gain a competitive edge. The call center is becoming a key strategic asset in this environment. Traditionally a people-intensive operation aimed primarily at dealing with customer complaints, todayOs call center is integral to business operations with focus on total customer satisfaction.

Advances in technology that support call center operations are changing the way call centers serve their customers. Automated call distribution, interactive voice response, and computer telephony integration enable networking smaller call centers into a single, seamless operation and linking callers to service representatives wherever they may be located. These technologies support intelligent call routing, which directs a call to the center and representative best equipped to respond to the callerOs needs. They enable integration with internal systems to share customer information with other business units sales, marketing, product development, finance, right up to top management who use the information as a strategic planning tool.

Microlog has incorporated these technologies into our Intela product to penetrate this dynamic market. In Europe, where use of call centers is seeing significant growth, Microlog has pursued opportunities identified by Microlog Europe and by European companies who are distributors of our Intela system. In North America, call center support is becoming a major thrust of our business, especially in support of U.S., state, and local government clients, who are turning to interactive communications to enable them to provide higher levels of support without increasing personnel.

A number of contracts won in fiscal 1997 demonstrate how Microlog is responding to the call center opportunity to become a much different company.


MICROLOGOS DUTCH PARTNER
RAISES THE STANDARD FOR QUALITY

Long recognized as one of the world's preeminent trading nations, The Netherlands is emerging as a standard bearer for its international telecommunications service. PTT Telecom, the national telecommunications carrier of The Netherlands, has one of the most advanced telecommunications infrastructures in the world. Its totally digital switching system ensures 99.9 percent network completion to its customers; little wonder that PTT Telecom is leading the way in integrated voice/data solutions. PTT Telecom offers voice mail as a standard feature of its telephone service. The telecommunications carrier has created an intranet in The Netherlands that enables users of its service to communicate by electronic mail as well. In 1997, PTT Telecom took another step in integrated voice/data services by becoming a distributor of Microlog's Intela to provide interactive communications in The Netherlands.

"People today want access to services and information in the most convenient way," says Sander Demarteau, Product Manager, Voice Support and Special
Marketing, PTT Telecom. "Interactive communications gives them another convenient way to access information. Our goal is to become the one stop shop for all our customersO communications needs."

KLM Royal Dutch Airlines was one of the first companies in The Netherlands to embrace the technology to enhance its service for members of its frequent flyer program, The Flying Dutchman. The clubOs 800,000 members worldwide earn free travel points when flying on KLM and partner airlines to nearly 400 destinations around the globe. To enhance service to club members, KLM asked OgilvyOne Worldwide, which supports its call center operations, to provide a quick and easy way for members to inquire about frequent flyer miles earned and other program benefits.

OgilvyOne selected PTT Telecom to develop the application because the carrier could support members from anywhere in the world and because they liked the robustness and flexibility of the Microlog Intela platform, which easily integrates with other call center equipment. Using Intela, PTT Telecom developed an application that enables frequent flyers to call one of six help desks, each of which gives responses in a different language, to inquire about miles earned in the program. From any touch-tone telephone, members can call the help desk of choice to learn how many frequent flyer miles they have earned, review recent flight histories, and check on the status of requests for free flight awards. Members can use the system to request forms or brochures. They can get answers to questions like how to report address changes or lost membership cards by selecting from a menu of frequently asked questions compiled by the help desks.

While interactive communications have been available in The Netherlands for several years, many people are still reluctant to use the technology, preferring to speak to a live agent. The KLM application gives members that option.

KLM is introducing the service incrementally, beginning with a group of users who are receptive to using the service. The system went live in October 1997 with 10,000 members using the application. As KLM learns the benefits of using interactive communications, it will promote the service to its general membership.

"As users in The Netherlands become more comfortable with using the telephone as a business tool, we believe the technology will have broad application because of its ability to provide faster response when and where people need it," says Sander Demarteau. "Intela's openness, programmability, and ability to interface with other call center equipment gives us an efficient tool to provide those services."

ICROLOG SUPPORTS SPRINTOS EFFORTS
TO ENHANCE GOVERNMENT SERVICE

Like commercial enterprises, government agencies are recognizing the need to provide higher levels of support to their customers while maintaining austere budget management. Increasingly, agencies look to their telecommunications service provider to help them attain these higher service levels.

Sprint Communications Co., LP, which is one of two Federal Telecommunications Services (FTS) 2000 long distance providers to the Federal Government, is now offering its government customers an interactive toll free service that will allow agencies to provide 24- hour automated information to callers in a faster, more efficient way. The service is designed to dramatically reduce users' wait time and improve agency response to its users.

Sprint selected Microlog to provide the interactive communications platform for its FTS 2000 solution. Based on Sprint's experience working with Microlog in support of the Internal Revenue Service, Sprint determined that Microlog could provide the level of quality and service it sought for this application.

Microlog's Intela system permits callers to use touch-tone telephone keypads or speech commands to request information from an automated menu. The system will retrieve information from government databases to respond to the caller's requests. The service is very cost effective for government users because MicrologOs interactive communications platform interfaces directly with the Sprint telecommunications network. This means that agencies using the service donOt have to install switching equipment on-site to route calls and link databases.

"Interactive communications capabilities are expanding and gaining acceptance in the marketplace," says Kevin Cullen, Sprint Group Manager of Toll-Free Products. "Sprint seeks to expand its interactive capabilities in a quick and timely way and we will work with Microlog to accomplish this."

The enhanced service platform provided by Sprint and Microlog will give government agencies the flexibility and reliability they require to serve geographically dispersed customers in an efficient and cost-effective way. The system enables the processing of large volumes of simultaneous calls without encountering bottlenecks found in many other systems. Intela's open architecture enables emerging technologies to be incorporated quickly and easily, keeping the system robust. Using Intela, Sprint can deliver customized applications that meet and exceed their government clients' business needs.

One large government agency that provides information to more than 3 million U.S. citizens is conducting a trial of the interactive response system. Discussions with other Sprint government customers are underway.

"Sprint's interactive communications solution is a win-win opportunity for the government and its customers," says Don Teague, Vice President and General

Manager of Sprint's Government Systems Division. "Callers get immediate answers to their frequently asked questions, while agencies save real dollars. We're pleased to have developed a unique solution that should have many applications throughout the government to improve service and increase efficiency."


XEROX(R) CHOOSES MICROLOG
TO ENHANCE PRODUCT SUPPORT

Xerox Corporation, The Document Company(R), offers a wide array of document-related business solutions, products, and services to customers worldwide. Xerox is committed to providing its customers with the highest quality products and backing those products with the highest level of service. XeroxOs goal is to make sure that its products are on the job helping users run their businesses.

In The Netherlands, Xerox is meeting that commitment by offering its customers interactive communications to reduce the time required to initiate a request for service and shorten the response time.

The National Welcome Center, outside Amsterdam, supports service requests from Xerox product users in The Netherlands. Using the traditional call center approach, operators receive customer service requests and direct calls to the appropriate product engineer for resolution. This approach to service has a number of limitations. Operators receive calls in the order in which they are placed. This means that a major client with a high service priority may have to wait in the queue while an operator responds to a caller with a routine problem that can be easily remedied. Operators responding to the call must key in customer information, product serial number, and problem description, prolonging the time of the call.

The system built on Microlog's Intela platform alleviates these problems by giving customers the option of by-passing the Welcome Center operator and recording product problems directly into the system. Callers are prompted to enter the product serial number and to select the type of problem experienced from a menu of options. Callers also have the option to use the system's voice mail capability to record a more detailed description of the problem. The system confirms the product serial number, stores the recorded message, and lets the caller know that a product service engineer will respond.

Using skills selection, the system pages the appropriate service engineer, who calls into the system to hear the customer's explanation of the problem. The engineer can then call the customer to propose a solution or schedule a service appointment.

An important feature of the system is its ability to interface with the Xerox mainframe that stores customer support records, such as service level agreements. This enables effective call management because the system can prioritize calls to ensure that service levels are met. The system verifies availability of engineers based on the status code entered into the database. If the principal support engineer isn't available, the system has a priority order to follow to identify the best person available to respond.

"This is not a one size fits all solution. Not all customers require the same level of response," says Paul Derksen, Senior Support Specialist, National Welcome Center. "The system we have built using Intela lets us respond to our customers according to their needs. Customers that use our high end products, for example, are very knowledgeable about our products. When they encounter a problem they can't solve, they want to be connected directly to the service engineer that supports their products. Because the Intela system is tied to our customer database, it recognizes a high priority call and handles it accordingly. This is a key element of quality service."

"Microlog is very flexible and has a high level of knowledge of implementation with any mainframe," says Center Manager, Jan-Simon Swagemakers. "Interfacing a system with our mainframes is a complex process, often taking weeks or months to do properly. Microlog built the interface for us in just three days."

Xerox sees the product support application as just the first step toward streamlining its call center support operations. Mr. Swagemakers sees other opportunities such as automating the placing of orders for copier supplies. He believes that Microlog's Intela system will help them quickly achieve that objective.


SYKES IS TESTING THE LIMITS
OF CALL CENTER TECHNOLOGY

Sykes Enterprises, Incorporated, a diverse information technology company with headquarters in Tampa, Florida, provides outsourcing services to Fortune 500 companies globally. The company's mission is to be the best and most innovative provider of services, helping its customers be more efficient, profitable, and also providing their own customers with the highest quality products and services.

As one of the largest suppliers of outsourced information technology services in the industry today, Sykes' goal is to balance people and technology for optimum productivity and efficiency. Because its call centers support companies in many industries, Sykes' operations have to provide a wide range of calling options to accommodate varying client requirements. In its call centers in Europe, the company provides services in a multi- language, multi-switching platform environment.

To support its European operations, Sykes reached an agreement with Microlog to deploy our Intela system in call centers throughout Europe. Sykes chose Intela for its interactive communications platform because it can support diverse call center technology and enable rapid development of new applications.

"Our goal is to integrate all our call centers using a common resource backbone that provides advanced technology like knowledge based systems, self-managed problem tracking, and case based reasoning that takes a caller through a decision logic tree to resolve problems. The Intela can interface with these technologies to give us that capability," says Keith Barr, Director of Information Technology, who is responsible for defining Sykes' call center strategy for Europe.

Sykes' European call centers manage calls coming from 22 countries speaking 13 languages. The call centers' interactive communications system must be able to direct callers to the language of choice either through prompts or by using intelligent call routing based on the origin of the call. The Intela provides this functionality.

In a multi-country environment, the system has to integrate with the wide range of switching platforms used in European countries. The Intela UNIX platform can also provide this functionality. The flexibility of the UNIX environment also enables integration of voice to e-mail and can support voice recognition, which lets callers speak their choices rather than using the telephone keyboard, which also makes the system user friendly.

In the outsourced call center operation, the service provider must be able to give its customers full reporting of caller activity. Intela can support management tools like call monitoring and automated reporting to provide that accountability.

"As a provider of outsourced call center support, we are always stretching the limits of technology to provide our customers with the best service and the most options to support varying customer needs. The Intela system will help us do that," says Keith Barr. "Europe is the ideal testing ground for new technologies. If you can do it here, you can do it anywhere."

WHAT LIES AHEAD

Our Intela system is key to our strategic advance into call center applications. In 1997, we added new features and functions to the system to enable us to penetrate more deeply into this growing market. To enable easy integration of computer and telephone functions, Intela takes advantage of the latest computer telephony integration (CTI) technology. Intelligent call routing matches a caller with the agent best equipped to respond to the caller's needs. IntelaConnect adds a layer of information by tapping into company databases that contain customer information and passing that information, along with the call, to help agents provide a higher level of service. The quality of our products and our growing reputation within the industry have attracted companies to join forces with Microlog to support the demand for cutting edge capabilities in call center service.

As Internet and intranet technologies advance, more companies are using these technologies to attain the enhanced customer support they can provide. This has led to an expanded definition of a call center - one that includes interactive Web response, e-mail requests, and Web call back requests in addition to intelligent handling of telephone calls. Diverse technology integration is not only a trend but an opportunity that plays to Microlog's strengths - integrating voice response, Web response, and computer telephony integration - in ways that satisfy customer needs while enhancing corporate efficiency and responsiveness.

As we increase our technical depth in call center technology, we are also expanding call center support to more operations. To support call centers engaged in collections, we have commercialized The Automated Collector, an application originally developed for the U.S. Internal Revenue Service to elicit promises to pay from delinquent tax payers. This robust collections tool enables call centers that deal with delinquent customers to increase their ability to collect late payments without increasing support staff. The application supports both inbound calls from debtors who want to arrange a payment plan and outbound calls that remind customers of the delinquent status of their accounts. With The Automated Collector, businesses can increase productivity, reduce expenses, and increase incoming and outgoing call volume--all without additional personnel.

Microlog believes that over the next five years, call center operations worldwide should experience significant growth and will become much more sophisticated in the way they support customers. Microlog is committed to expand our services to support this market. In realizing this commitment, we are becoming a different kind of company.

Microlog Corporation

Consolidated Statements of Operations

                                                            Year Ended October 31,

                                                    1995                1996               1997
-------------------------------------------- -----------------  ------------------ -------------------
Net sales:
    Products                                      $  9,905,239       $  11,458,643       $  13,970,212
    Services                                        12,480,404          14,248,092          17,797,616
-------------------------------------------- -----------------  ------------------ -------------------
        Total net sales                             22,385,643          25,706,735          31,767,828
-------------------------------------------- -----------------  ------------------ -------------------

Costs and expenses:
    Cost of products                                 4,746,581           5,190,018           7,203,426
    Cost of services                                 8,173,060           9,918,101          12,237,609
    Selling, general and administrative              6,373,764           6,394,407           6,374,468
    Research and development                         1,591,895           2,093,496           3,578,665
-------------------------------------------- -----------------  ------------------ -------------------
        Total costs and expenses                    20,885,300          23,596,022          29,394,168
-------------------------------------------- -----------------  ------------------ -------------------

Income from operations                               1,500,343           2,110,713           2,373,660

Investment income                                       24,078              10,900              29,883
Interest expense                                     (112,244)            (91,786)           (119,165)
Other (expense) income, net                            (5,046)              43,611            (53,279)
-------------------------------------------- -----------------  ------------------ -------------------

Income before income taxes                           1,407,131           2,073,438           2,231,099

Benefit (provision) for income taxes                  (20,000)             639,296           1,500,545
-------------------------------------------- -----------------  ------------------ -------------------

Net income                                        $  1,387,131      $    2,712,734      $    3,731,644
-------------------------------------------- -----------------  ------------------ -------------------

Net income per share                              $       0.34      $         0.59      $         0.82
-------------------------------------------- -----------------  ------------------ -------------------

See accompanying notes to consolidated financial statements.

Microlog Corporation

Consolidated Balance Sheets

                                                                      October 31,
                                                                1996                 1997
-----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                               $    1,170,603   $       3,979,452
   Receivables, net                                             4,259,841           3,882,564
   Inventories, net                                             2,218,306           1,920,983
   Deferred tax asset                                             650,000           1,200,000
   Other current assets                                           208,551             422,836
------------------------------------------------------  ----------------- -------------------

   Total current  assets                                        8,507,301          11,405,835
------------------------------------------------------  ----------------- -------------------

Fixed assets, net                                               3,886,371           3,733,994
Licenses, net                                                     409,524             295,238
Deferred tax asset                                                     --             950,000
Other assets                                                      101,788              61,395
Goodwill, net                                                     807,738             608,238
------------------------------------------------------  ----------------- -------------------

   Total assets                                            $   13,712,722    $     17,054,700
------------------------------------------------------  ----------------- -------------------

LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
   Current portion of long-term debt                       $       54,740   $          61,180
   Borrowings under line-of-credit agreement                    1,400,000                  --
   Accounts payable                                               962,715           1,872,200
   Accrued compensation and related expenses                    1,874,691           1,807,709
   Deferred revenue                                               585,220             695,017
   Other accrued expenses                                         485,753             300,152
------------------------------------------------------  ----------------- -------------------

   Total current liabilities                                    5,363,119           4,736,258
------------------------------------------------------  ----------------- -------------------

Long-term debt                                                    202,860             141,680
Deferred officers' compensation                                   267,921             256,255
Other liabilities                                                 112,184              32,635
------------------------------------------------------  ----------------- -------------------

   Total liabilities                                            5,946,084           5,166,828
------------------------------------------------------  ----------------- -------------------

Commitments and contingencies
Stockholders' equity:
   Serial preferred stock, $.01 par value,
      1,000,000 shares authorized, no shares issued
      and outstanding                                                --                   --
   Common stock, $.01 par value, 10,000,000 shares
      authorized, 4,792,004 and 4,872,753 shares
      issued and 4,190,134 and 4,270,883 outstanding               47,920              48,727
   Capital in excess of par value                              15,904,753          16,293,536
   Treasury stock, at cost, 601,870 shares                    (1,176,537)          (1,176,537)
   Accumulated deficit                                        (7,009,498)          (3,277,854)
------------------------------------------------------  -----------------  -------------------

   Total stockholders' equity                                   7,766,638          11,887,872
------------------------------------------------------  -----------------  ------------------
   Total liabilities and stockholders' equity                 $13,712,722     $    17,054,700
------------------------------------------------------  ----------------- -------------------

See accompanying notes to consolidated financial statements.

Microlog Corporation

Consolidated Statements of Changes in Stockholders' Equity

                                                   Serial
                                                 Preferred Stock           Common Stock
                                              Shares      Par Value      Shares    Par Value
----------------------------------------------------------------------------------------------------
Balance as of October 31, 1994                   ---          --       4,379,511      $43,795

  Exercise of common stock options                --          --          25,600          256

  Release of mandatorily
    redeemable common stock                       --          --         102,857        1,028

  Net income for the year ended
    October 31, 1995                              --          --              --           --
---------------------------------------------------------------------------------------------------
Balance as of October 31, 1995                   ---          --       4,507,968       45,079

  Exercise of common stock options                --          --         219,114        2,192

  Issuance of common stock in
    conjunction with acquisition of
    Phonatic International B.V.                   --          --          64,922          649

  Net income for the year ended
    October 31, 1996                              --          --              --           --
---------------------------------------------------------------------------------------------------
Balance as of October 31, 1996                   ---          --       4,792,004       47,920

  Exercise of common stock options                --          --          80,749          807

  Consulting expense funded through
    stock options granted                         --          --              --           --

  Net income for the year ended
    October 31, 1997                              --          --              --           --
---------------------------------------------------------------------------------------------------
Balance as of October 31, 1997                   ---          --       4,872,753     $ 48,727
===================================================================================================


                                             Capital in
                                              Excess of               Treasury Stock
                                              Par Value      Shares          Cost
--------------------------------------------------------------------------------------------------------------------------
Balance as of October 31, 1994             $14,765,999      601,870      $(1,176,537)      $(11,109,363)      $2,523,894

  Exercise of common stock options              25,373           --                --                 --          25,629

  Release of mandatorily
    redeemable common stock                    223,972           --                --                 --         225,000

  Net income for the year ended
    October 31, 1995                                --           --                --         1,387,131       1,387,131
--------------------------------------------------------------------------------------------------------------------------
Balance as of October 31, 1995              15,015,344      601,870       (1,176,537)        (9,722,232)       4,161,654

  Exercise of common stock options             305,758           --                --                 --         307,950

  Issuance of common stock in
    conjunction with acquisition of
    Phonatic International B.V.                583,651           --                --                 --         584,300

  Net income for the year ended
    October 31, 1996                                --           --                --         2,712,734        2,712,734
--------------------------------------------------------------------------------------------------------------------------
Balance as of October 31, 1996              15,904,753      601,870       (1,176,537)        (7,009,498)       7,766,638

  Exercise of common stock options             188,783           --                --                 --         189,590

  Consulting expense funded through
    stock options granted                      200,000           --                --                 --         200,000

  Net income for the year ended
    October 31, 1997                                --           --                --         3,731,644       3,731,644

Balance as of October 31, 1997            $ 16,293,536      601,870    $  (1,176,537)       $(3,277,854)     $11,887,872
==========================================================================================================================

See accompanying notes to consolidated financial statements.

Microlog Corporation

Consolidated Statements of Cash Flows

                                                                    Year Ended October 31,
                                                                1995              1996                   1997
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                             $ 1,387,131        $ 2,712,734         $ 3,731,644
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation                                           474,537            633,182             839,033
         Amortization of goodwill and licensing agreement       184,706            227,742             313,786
         Loss (gain) on disposition of fixed assets               2,869            (55,455)             84,457
         Deferred tax benefit                                        --           (650,000)         (1,500,000)
         Consulting expense funded through stock options
            granted                                                  --                 --             200,000
           Changes in assets and liabilities:
             Receivables                                       (358,586)        (1,198,255)            377,277
             Inventories                                       (554,705)          (781,417)            297,323
             Other assets                                       180,020             32,517            (173,892)
             Accounts payable                                   304,152           (425,407)            909,485
             Accrued compensation and related expenses          469,038           (228,625)            (66,982)
             Deferred officers' compensation                         --             (1,297)            (11,666)
             Deferred revenue                                   204,619           (110,149)            109,797
             Other accrued expenses                            (557,013)          (212,621)           (265,150)
----------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) operating activities      1,736,768            (57,051)          4,845,112
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of fixed assets                                 (543,159)        (1,318,969)           (777,613)
     Proceeds from sale of fixed assets                           1,150             72,000               6,500
     Purchase of Phonatic International B.V.                         --           (110,635)                 --
----------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                     (542,009)        (1,357,604)           (771,113)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Reduction in long-term debt                          (1,463,819)           (45,455)            (54,740)
        Net borrowings under line-of-credit agreement                --          1,400,000          (1,400,000)
        Exercise of common stock options                         25,629            307,950             189,590
----------------------------------------------------------------------------------------------------------------

     Net cash (used in) provided by financing activities     (1,438,190)         1,662,495          (1,265,150)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           (243,431)           247,840           2,808,849
Cash and cash equivalents at beginning of year                1,166,194            922,763           1,170,603
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $   922,763        $ 1,170,603         $ 3,979,452
================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation and Major Customers

The accompanying consolidated financial statements include the accounts of Microlog Corporation and its wholly-owned subsidiaries (collectively, the Company). All intercompany transactions have been eliminated.

Microlog Corporation of Maryland, and Microlog Europe, both subsidiaries, design, assemble, market, and service customized voice processing systems and other communications products. Old Dominion Systems Incorporated of Maryland, a subsidiary, is engaged in providing performance analysis of certain major weapons systems and related data processing support to the Federal Government through prime contractors.

A summary of information about the Company's operations by business segment is as follows:

                                                             Year Ended October 31,
                                                     1995          1996                    1997
------------------------------------------------------------------------------------------------
                                                                 (Amounts in thousands)
Net sales:
          Voice processing systems and other
            communications products                   $14,089          $15,836           $19,277
         Performance analysis and
            support services                            8,297            9,871            12,491
------------------------------------------------------------------------------------------------
         Net sales                                    $22,386          $25,707           $31,768
=================================================================================================
Income from operations:
         Voice processing systems and other
            communications products                       795         $  1,131         $     829
         Performance analysis and
            support services                              705              980             1,545
------------------------------------------------------------------------------------------------
         Income from operations                      $  1,500         $  2,111          $  2,374
=================================================================================================

Identifiable assets:
         Voice processing systems and other
            communications products                   $ 6,383          $10,822           $14,333
         Performance analysis and
            support services                              683              645               600
         Buildings for common use                       2,360            2,246             2,122
------------------------------------------------------------------------------------------------
         Identifiable assets                          $ 9,426          $13,713           $17,055
=================================================================================================

Capital expenditures:
         Voice processing systems and other
            communications products                    $  531           $1,537            $  772
         Performance analysis and
            support services                                2               15                 6
         Buildings for common use                          10               25                 0
------------------------------------------------------------------------------------------------
         Capital expenditures                          $  543           $1,577            $  778
=================================================================================================

Depreciation expense:
         Voice processing systems and other
            communications products                    $  358          $   501            $  704
         Performance analysis and
            support services                                6                8                11
         Buildings for common use                         111              124               124
------------------------------------------------------------------------------------------------
         Depreciation expense                          $  475          $   633            $  839
=================================================================================================

Approximately 43%, 37% and 31% of the Company's consolidated net sales for fiscal 1995, 1996, and 1997, respectively, involved the sale of voice processing systems and other communications products to the Federal Government.

Approximately 3%, 10% and 18% of the Company's consolidated net sales for fiscal 1995, 1996, and 1997 respectively, involved the sale of voice processing systems and other communications products to one customer in the pharmaceutical industry.

Approximately 6%, 6%, and 9% of the Company's consolidated net sales for fiscal 1995, 1996, and 1997, respectively, involved the sale of voice processing systems and other communications products to foreign countries.

Approximately 37%, 38%, and 39% of the Company's consolidated net sales for fiscal 1995, 1996, and 1997, respectively, involved performance analysis and support services subcontracts with prime contractors to the U.S. Navy. These contracts have been extended, or have options to extend, to various dates in fiscal 1998 and 1999.

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


Revenue Recognition

Sales of products and services are recognized at the time deliveries are made or services are performed. When customers, under terms of specific orders, request that the Company manufacture and invoice goods on a bill and hold basis, the Company recognizes revenue based on the completion of the manufacturing process, acceptance by the customer, and passage of title to the customer. For fiscal 1995, 1996, and 1997, the Company recognized 0, 0, and $3.5 million, respectively, in sales under such bill and hold agreements. The system was operational at the customers premises in November 1997.

Contract revenues are recognized on the percentage of completion basis for fixed-price contracts. Revenues are recorded to the extent costs have been incurred for cost-plus-fixed-fee contracts, including a percentage of the fixed fee computed in accordance with the contract provisions. Revenues for time and materials contracts are recognized at negotiated hourly rates as incurred and as materials are delivered. Provisions for losses on contracts in progress are provided when, in the opinion of management such losses are anticipated. Certain contracts are subject to audit, possible adjustment, or termination for convenience by the Federal Government. Contract costs have been examined and settled through fiscal 1992.


Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents. Cash equivalents consist of U.S. treasury bills, certificates of deposit, repurchase agreements, (which are collateralized by securities issued or guaranteed by the U.S. Treasury).


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

Intangible Assets

Licenses are recorded at cost and amortized on a straight-line basis over seven years. Accumulated amortization at October 31, 1996 and 1997 was $390,476 and $504,762, respectively.

Goodwill arising from the acquisitions of companies is being amortized on a straight-line basis over six to seven years. The Company considers goodwill to be recoverable and is evaluated quarterly based on current undiscounted cash flow projections of each specific acquired business. Accumulated amortization at October 31, 1996 and 1997 was $682,183 and $881,683, respectively.

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


Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employee," (APB No. 25) and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No.123) (Note 10).

Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measured.


Net Income Per Share

Net income per common share is computed by dividing net income for the period by the weighted average number of shares outstanding, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, if dilutive. The weighted average number of shares outstanding for the years ended October 31, 1995, 1996, and 1997 were 4,066,705, 4,566,199 and 4,550,627, respectively.


Newly Issued Accounting Standards

In February  1997,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS No. 128), "Earnings per Share", which establishes new standards for computing and presenting earnings per share (EPS). As required by SFAS No. 128, the Company will adopt the new standards in the quarter ending January 31, 1998, the Company's first quarter of fiscal 1998, and restate all prior periods. The pro forma basic and diluted EPS for each of the three years in the period ende October 31, 1997 are set forth below:


                                         1995       1996        1997
------------------------------------------------------------------------
Basic earnings per share                 $0.36     $0.67        $0.89
------------------------------------------------------------------------
Diluted earnings per share               $0.34     $0.59        $0.82
------------------------------------------------------------------------

In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income." SFAS No. 130 becomes effective for the Company's fiscal year 1999 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company believes the adoption of SFAS No. 130 will not have a material effect on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for the Company's fiscal year 1999. The Company believes the adoption of SFAS No. 131 will not have a material effect on the consolidated financial statements.

Reclassifications

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements in order to conform to the 1997 presentation.


Note 3: Acquisition of Phonatic International B.V.

On June 28, 1996, the Company acquired Phonatic International B.V. of The Netherlands. The Company changed the name of Phonatic to Microlog Europe, a wholly owned subsidiary of Microlog Corporation of Maryland. To acquire Phonatic, the Company acquired assets of $151,513, issued 64,922 shares of its common stock valued at $584,300, paid $233,720 in cash to the Phonatic shareholders, assumed $107,976 in liabilities, and incurred acquisition costs totaling approximately $46,000.

The acquisition has been accounted for as a purchase and therefore only activity subsequent to the acquisition date has been included in consolidated results. The excess of the purchase price over the fair value of net assets acquired totaled $774,483 and has been recorded as goodwill.


Note 4: Receivables

Receivables consist of the following:

                                                     October 31,
                                              1996                    1997
------------------------------------------------------------------------------
Billed accounts receivable               $ 4,339,445               $ 3,969,400
Contract retention                            77,742                    42,997
Accumulated unbilled costs and fees           49,742                    22,353
------------------------------------------------------------------------------
                                           4,466,929                 4,034,750

Less: Allowance for doubtful accounts       (207,088)                 (152,186)
-------------------------------------------------------------------------------
                                         $ 4,259,841               $ 3,882,564
-------------------------------------------------------------------------------


Note 5:  Inventories

Inventories consist of the following:
                                                       October 31,
                                              1996                   1997
-------------------------------------------------------------------------------
Components                               $ 1,259,752              $  1,474,629
Work-in-process and finished goods         1,211,172                   791,576
------------------------------------------------------------------------------
                                           2,470,924                 2,266,205

Less: Reserve for obsolescence              (252,618)                 (345,222)
------------------------------------------------------------------------------
                                         $ 2,218,306              $  1,920,983
------------------------------------------------------------------------------

During fiscal 1996, the Company disposed of obsolete inventory relating to the CINDI and VCS 3500 lines of voice processing products that it had previously reserved, resulting in an $800,000 reduction to the reserve for obsolescence.


Note 6: Fixed Assets

Fixed assets consist of the following:
                                                            October 31,
                                                     1996               1997
--------------------------------------------------------------------------------
Building                                         $ 2,511,266      $  2,511,266
Land                                                 520,000           520,000
Office furniture, equipment and capital leases     3,119,150         3,451,382
Vehicles                                              23,642            23,642
Leasehold improvements                               176,096           176,096
-------------------------------------------------------------------------------
                                                   6,350,154         6,682,386

Less:  Accumulated depreciation                   (2,463,783)       (2,948,392)
-------------------------------------------------------------------------------
                                                 $ 3,886,371      $  3,733,994
-------------------------------------------------------------------------------

Estimated useful lives are as follows:
        Building:                                                      30 years
        Office furniture, equipment and vehicles:                     3-7 years
        Capital leases and leasehold improvements:        Shorter of  estimated
                                                          useful life or lease
                                                            term

Note 7: Accrued Compensation and Related Expenses

Accrued compensation and related expenses consist of the following:

                                                          October 31,
                                                   1996                 1997
------------------------------------------------------------------------------
Accrued wages                                $   817,992          $   629,919
Accrued vacation and personal leave              558,926              686,198
Other related expenses                           497,773              491,592
-----------------------------------------------------------------------------

                                             $ 1,874,691          $ 1,807,709
------------------------------------------------------------------------------


Note 8:  Debt

In February 1997, the Company renewed its line-of-credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line-of-credit bears interest at the bank's prime rate plus 1.25% (9.75% at October 31, 1997), and contains a 0.5% commitment fee on the average unused portion of the line. The line expires on February 28, 1998 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At October 31, 1997, there was no outstanding debt against this line-of-credit.

In February 1997, the Company also renewed its $1,000,000 loan facility. The loan facility bears interest at the bank's prime rate plus 0.5% (9% at October 31, 1997), and contains a 0.5% fee on the average unused portion of the loan. The loan agreement expires on February 28, 1999, and contains the same restrictive covenants as the line-of-credit, and the agreements for the line-of-credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1999. The loan facility is secured by the Company's principal headquarters building. At October 31, 1997, there was no outstanding debt against this loan facility.

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


Note 9: Commitments and Contingencies

Compensation Arrangements

In February 1988, the Company entered into non-contributory deferred compensation contracts with three officers, which concluded on January 1, 1993. The general provisions of the contracts called for the Company to make payments to the employees over ten years subsequent to their retirement. The amount of such payments was based on $72,000 aggregate annual deferred compensation (limited to certain minimum net income levels under the original five year contracts) plus interest at prime rates through the individual employee's retirement date. Effective April 30, 1991, one of these individuals retired from the Company and elected to receive his deferred compensation over the ten year period. As of May 1, 1991, the Company ceased making contributions and accumulating interest to his deferred compensation contract. The Company has expensed $0, $9,617, and $25,231, in fiscal 1995, 1996, and 1997, respectively.

The Company is a party to employment agreements, expiring in 1998 and 1999, with several of its executive officers. Under certain conditions, these individuals will be entitled to receive lump-sum or monthly payments which aggregate
approximately   $740,000.   Subsequent  to  December  31,  1997,  one  of  these
individuals retired which reduces the Company's obligation under these agreements (see Note 15).

Operating Lease Obligations

The Company has obtained the use of certain facilities and other equipment through noncancellable operating leases, which expire in various years through 2000. Minimum future noncancellable operating lease payments as of October 31, 1997 are as follows:

      Operating Leases


     Year Ending October 31,           Gross           Sublease          Net
--------------------------------------------------------------------------------
           1998                    $   561,982       $ (185,232)     $  376,750
           1999                        336,125               __         336,125
           2000                        124,748               __         124,748
-------------------------------------------------------------------------------
                                    $1,022,855       $ (185,232)     $  837,623
================================================================================

As of October 31, 1997, the Company has reserves of $112,000 for the remaining net operating lease obligation of $440,000 associated with its Rancho Cordova facility. Rent expense under noncancellable operating lease agreements in fiscal 1995, 1996, and 1997 was approximately $267,000, $275,000, and $299,000 (net of sublease income of $278,000, $278,000, and $278,000), respectively.

Legal

As part of the fiscal 1993 settlement of a lawsuit, the Company issued $225,000 (102,857 shares) of mandatorily redeemable common stock to VMX, Inc. ("VMX"). On July 26, 1995, VMX sold all of these shares in the open market and the Company was released from any future redemption requirements.

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


Note 10: Stock Option Plans

The Company has two incentive stock option plans. Under the first plan, the Company may grant options to Directors and employees to purchase up to 750,000 shares of common stock at not less than fair market value at the time of grant. Under the second plan, the Company may grant options to employees to purchase up to 1,000,000 shares of common stock at not less than fair market value at the time of grant. Additional information with respect to the incentive stock option activity is summarized in the following table:

                                             Number        Weighted Average
                                            of Shares       Exercise Price
-------------------------------------------------------------------------

Shares under option, October 31, 1994         433,750            $1.67
Options granted                               587,167             3.20
Options canceled                              (85,785)            1.69
Options exercised                             (25,600)            1.00
-------------------------------------------------------------------------

Shares under option, October 31, 1995         909,532             2.68
Options granted                               253,875             5.73
Options canceled                             (104,279)            3.25
Options exercised                            (194,114)            1.38
-------------------------------------------------------------------------

Shares under option, October 31, 1996         865,014             3.79
Options granted                               300,000             5.75
Options canceled                              (75,344)            5.09
Options exercised                             (80,749)            2.35
-------------------------------------------------------------------------

Shares under option, October 31, 1997       1,008,921            $4.39
=========================================================================

Options granted under the plans vest at various dates from immediately to ratably over five years and expire ten years from the date of grant. Certain options contain possible accelerated vesting clauses should specific financial measures be met. As of October 31, 1997, options available for granting were 275,450.

Additionally, the Company maintains a non-employee Director stock option plan. Under this plan, the Company may grant up to 125,000 shares at not less than the fair market value at the time of grant. Additional information is as follows:

                                             Number       Weighted Average
                                            of Shares       Exercise Price
-------------------------------------------------------------------------

Shares under option, October 31, 1994          59,000           $2.68
Options granted                                 2,000            1.38
-------------------------------------------------------------------------

Shares under option, October 31, 1995          61,000            2.64
Options granted                                 6,000            5.50
Options exercised                             (23,000)           1.52
-------------------------------------------------------------------------

Shares under option, October 31, 1996          44,000            3.61
Options granted                                 6,000            5.63
-------------------------------------------------------------------------

Shares under option, October 31, 1997          50,000           $3.85
=========================================================================

Options granted under the plan vest immediately and expire ten years from the date of grant. As of October 31, 1997, options available for granting were 52,000.

The Company has also issued stock options to non-employee consultants outside of the above plans. These shares may be granted at such times and under such terms as the Board of Directors may determine. Additional information is as follows:

                                             Number        Weighted Average
                                            of Shares         Exercise Price
-------------------------------------------------------------------------

Shares under option, October 31, 1994           3,000            $1.75
Options granted                                45,000             1.22
-------------------------------------------------------------------------

Shares under option, October 31, 1995          48,000             1.25
Options granted                                 5,000             8.38
Options exercised                              (2,000)            2.13
-------------------------------------------------------------------------

Shares under option, October 31, 1996          51,000             1.91
Options granted                               205,000             5.00
Options canceled                              (16,000)            4.10
-------------------------------------------------------------------------

Shares under option, October 31, 1997         240,000            $4.39
=========================================================================



Generally, options vest upon the achievement of certain events and expire from two to five years from the date of grant.

In the third quarter of fiscal 1997, the Company entered into a consulting agreement with The Parthenon Group, Inc. ("Parthenon"), a strategic marketing and consulting organization. The Company has agreed to grant to Parthenon non-statutory options to purchase up to 195,000 shares of the common stock of Microlog at an exercise price of $5 per share. Options to purchase 40,000 shares became exercisable in the third quarter of fiscal 1997 upon Parthenon's commencement of work. Future options will become exercisable based upon the achievement of certain average closing prices of Microlog's common stock on the Nasdaq National Market. The expense associated with these options of $300,000 will be recorded over the term of the engagement, and the Company recorded $200,000 as consulting expense in fiscal 1997.

The Company also has reserved 50,000 shares for issuance outside these plans as stock options or stock bonuses to key employees. These shares may be granted at such times and under such terms as the Board of Directors may determine. No grants or issuances had been made as of October 31, 1997.

The following table summarizes information about all stock options outstanding at October 31, 1997:

                                                  Options Outstanding              Options Exercisable
                                                 ---------------------------------------------------------------

                                                     Weighted-
                                                      Average         Weighted-                    Weighted-
                      Range of          Number       Remaining        Average       Number         Average
                    Exercise Price   Outstanding  Contractual Life  Exercise Price Exerciseable  Exercise Price
                    ----------------------------------------------------------------------------------------------
Incentive Stock
Option Plans        $1.00 - $1.13         80,612       7.0 years     $  1.03         43,947       $  1.04
                    $1.56 - $1.75        130,834       4.1 years        1.67        130,000          1.67
                    $2.94 - $4.38        300,300       7.9 years        4.33        114,485          4.30
                    $4.69 - $5.75        268,425       8.7 years        5.37        102,125          5.50
                    $6.00 - $6.88        228,750       9.1 years        6.07         12,663          6.05
                    $1.00 - $6.88      1,008,921       7.8 years     $  4.39        403,220       $  3.46
                    ---------------------------------------------------------------------------------------------

Non-Employee
Director Plan
                    $1.38                 14,000       5.7 years     $  1.38          14,000       $  1.38
                    $2.00 - $2.75          6,000       4.7 years        2.50           6,000          2.50
                    $4.75 - $6.75         30,000       4.5 years        5.28          30,000          5.28
                    $1.38 - $6.75         50,000       4.9 years     $  3.85          50,000       $  3.85
                    ---------------------------------------------------------------------------------------------

Non-Employee Plan
                    $1.00                 40,000       7.1 years     $  1.00         20,000       $  1.00
                    $5.00                195,000       4.6 years        5.00         40,000          5.00
                    $8.38                  5,000       3.4 years        8.38
                    $1.00 - $8.38        240,000       5.0 years     $  4.39         60,000       $  3.67
                    --------------------------------------------------------------------------------------------

The weighted-average fair value of options granted during fiscal 1996 and 1997 was $2.89 and $3.43, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations:

                                   1996       1997
                                 ------------------
    Expected life (years)          3.3        3.9
    Risk-free interest rate        5.5%       6.2%
    Volatility                    80.0%      78.0%
    Dividend yield                ----       ----

The Company continues to apply APB No. 25 in accounting for stock-based compensation for the incentive and non-employee Director plans. To date, all stock options have been issued at market value; accordingly, no compensation cost has been recognized. Had the Company determined costs for these plans in accordance with SFAS No. 123, the Company's pro forma net income and earnings per share would have been $2,583,620 and $0.57, respectively in fiscal 1996 and $3,447,498 and $0.76, respectively in fiscal 1997. The SFAS No. 123 method of accounting does not apply to options granted prior to November 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of amounts expected in the future.

Note 11: Income Taxes

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

The (benefit) provision for income taxes in fiscal 1995, 1996, and 1997 consists of:

                                             Year Ended October 31,
                                        1995        1996               1997
                                     ------------------------------------------
Income taxes payable (refundable)   $  20,000    $    10,704      $       (545)
Change in valuation allowance              --       (650,000)       (1,500,000)
--------------------------------------------------------------------------------
                                    $  20,000      $(639,296)      $(1,500,545)
================================================================================

Income taxes payable (refundable) in fiscal 1995, 1996, and 1997 relate to state income taxes and the alternative minimum tax for Federal income tax. The Company recorded a deferred tax asset of $650,000 in fiscal 1996 and $1,500,000 in fiscal 1997 reflecting the benefit of approximately $5.5 million in loss carryforwards, which expire in varying amounts between 2006 and 2011.
Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company has provided a valuation allowance for the remaining $1.6 million of net operating losses as management has determined it more likely than not that this amount will not be realized.

A reconciliation of the statutory Federal tax rate to the Company's effective tax rate is as follows:

                                                 Year Ended October 31,
                                         1995             1996             1997
                                        ----------------------------------------

Statutory Federal tax rate                 34.0%           34.0%          34.0%
State income taxes, net of

  Federal tax benefit                       5.0             5.0            5.0
Utilization of net operating loss         (42.6)          (40.9)         (43.6)
Goodwill amortization                       4.4             3.0            3.0
Change in valuation allowance              ---            (31.3)         (67.2)
Other                                       0.6            (0.6)           1.5
--------------------------------------------------------------------------------

                                            1.4%          (30.8)%        (67.3)%
================================================================================


Deferred tax assets are comprised of the following:

                                                         October 31,
                                               1996                      1997
                                       -----------------------------------------
Accounts receivable reserve            $       80,764          $       59,353
Inventory reserves                             98,521                 134,636
Accrued vacation and benefits                 174,244                 182,243
Deferred compensation                         104,489                 109,299
Deferred revenues                             228,236                 271,057
Other                                          71,673                 222,464
Research and development credits              178,000                 293,000
Foreign net operating losses                                           89,168
Loss carryforwards                          3,175,623               2,755,612
-------------------------------------------------------------------------------
Gross deferred tax assets                   4,111,550               4,116,832
Valuation allowance                        (3,461,550)             (1,966,832)
--------------------------------------------------------------------------------
Net deferred tax asset                $       650,000          $    2,150,000
================================================================================

The net change in the valuation allowance for deferred tax assets was a decrease of $1,494,718 during the year and relates primarily to utilization of loss carryforwards, the release of a portion of the valuation allowance, and the reversal of other temporary differences.

Approximately $7.1 million of tax loss carryforwards and $293,000 of research and development tax credits can be utilized by the Company through 2011 and 2012, respectively. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.


Note 12: Pension and Profit Sharing Plans

The Company has a defined contribution pension plan covering all employees. After the employee completes one-year of service, the plan provides for annual contributions by the Company equal to 6% of the employee's gross salary, excluding bonuses and commissions. The Company's contributions to the plan vest after a five-year period. Employees may also make voluntary contributions to the plan up to a maximum of 10% of their gross salary. In accordance with the plan, unvested amounts relating to terminated employees with a break in service greater than one year are credited against pension contributions by the Company. Such forfeitures amounted to $111,000, $111,000, and $81,000 in fiscal 1995, 1996, and 1997, respectively. It is the Company's policy to fund pension costs accrued. Net expense of the plan was approximately $365,000, $365,000, and $441,000 in fiscal 1995, 1996, and 1997, respectively.

The Company also maintains a 401(k) profit sharing plan and trust. The plan allows for employees to contribute up to 10% of gross salary on a pre-tax basis and 5% of gross salary on an after-tax basis. The Company matches 50% of employee contributions up to 4% of eligible salary. Total expense of the plan was approximately $138,000, $176,000, and $224,000 in fiscal 1995, 1996, and
1997, respectively.


Note 13: Supplemental Cash Flow Information

The Company paid cash for interest expense and income taxes as follows:

                                                      Year Ended October 31,
                                                 1995        1996        1997
                                                --------------------------------
Interest                                        $112,243    $81,000    $119,165
Income taxes                                    $ 23,234    $20,983    $ 25,000


Non-cash investing and financing activities:

Note issued for purchase of fixed assets                   $257,600

Details of acquisition (Note 3):

Fair value of assets acquired                              $925,996
Liabilities assumed                                         107,976
Common stock issued                                         584,300
----------------------------------------------------------------------

Cash paid                                                   233,720
Less: cash acquired                                         123,085
----------------------------------------------------------------------


Net cash paid for acquisition                              $110,635
======================================================================


As discussed in Note 9, in 1995, the Company was released from its obligation to repurchase common stock from VMX, when all of the 102,857 shares were sold by VMX in the open market. As a result, the Company's liability to VMX of $225,000 was credited to stockholders' equity in the consolidated balance sheet.

Note 14: Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results and the price range of common stock for the Company's last eight fiscal quarters.


                                 Jan. 31,         April 30,         July 31,          Oct. 31,
                                   1996              1996             1996              1996
------------------------------------------------------------------------------------------------

Net sales                      $5,915,273        $6,537,208       $6,565,486        $6,688,768
Gross margin                    2,422,093         2,861,600        2,729,190         2,585,733
Income from operations            496,689           594,614          570,546           448,864
Net income                        465,150           571,133          546,287         1,130,164
   Per share                   $     0.11        $     0.13      $      0.12        $     0.23
------------------------------------------------------------------------------------------------
Stock prices
    High                       $    6.375        $    10.00      $    12.625        $    8.125
    Low                        $    4.125        $     4.50      $     5.000        $    5.250
==============================================================================================
                                 Jan. 31,         April 30,         July 31,          Oct. 31,
                                   1997              1997             1997              1997
----------------------------------------------------------------------------------------------

Net sales                      $7,093,502        $7,239,214      $ 8,842,228        $8,592,884
Gross margin                    3,043,374         2,716,464        3,374,491         3,192,464
Income from operations            606,717           554,299          511,364           701,280
Net income                        668,821           615,517          614,541         1,832,765
   Per share                   $     0.15       $      0.14      $      0.14        $   0.  39
----------------------------------------------------------------------------------------------
Stock prices
      High                     $    7.375       $      6.50     $      5.984       $    8.750
      Low                      $    5.125       $      5.25     $      4.188       $    4.500
===============================================================================================


Note 15:  Subsequent Events

Subsequent to year end, one of the Company's executive officers retired. As a result of this retirement, the total lump-sum for monthly payments which individuals are entitled to receive under various compensation agreements with the Company has been reduced to $573,000 (see Note 9).

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Microlog Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Microlog Corporation and its subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP


Falls Church, Virginia
December 18, 1997

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table sets forth for the fiscal periods indicated the percentage of net sales represented by certain items reflected in the Company's consolidated statements of operations and the percentage change in these items from the prior fiscal period.

                                                                                Period-to-Period
                                                                               Percentage Changes
                                             Percentage of Net Sales
                                               Year Ended October 31,            1995      1996
                                                                                  to        to
                                             1995        1996          1997      1996      1997
                                             ------------------------------      --------------

Net sales:
  Voice processing                          62.9%         61.5%         60.7%    12.4%    21.7%
  Performance analysis                      37.1%         38.5%         39.3%    19.0%    26.5%
-----------------------------------------------------------------------------

  Total net sales                          100.0%        100.0%        100.0%    14.8%    23.6%
-----------------------------------------------------------------------------

Costs and expenses:
  Cost of sales                             57.7%         58.8%         61.2%    16.9%    28.7%
  Selling, general and administrative       28.5%         24.9%         20.1%     0.3%    (0.3%)
  Research and development                   7.1%          8.1%         11.3%    31.5%    70.9%
-----------------------------------------------------------------------------

  Total costs and expenses                  93.3%         91.8%         92.6%    13.0%    24.6%
Investment and other income
  (expense), net                            (0.4%)        (0.1%)        (0.4%)  (60.0%)
-----------------------------------------------------------------------------

Income before income taxes                   6.3%          8.1%          7.0%    47.4%     7.6%
-----------------------------------------------------------------------------

Benefit (provision) for income taxes        (0.1%)         2.5%          4.7%
-----------------------------------------------------------------------------

Net income                                   6.2%         10.6%         11.7%    95.6%    37.6%
-----------------------------------------------------------------------------


Results of Operations

The Company had net income of $3.7 million ($.82 per share) for the fiscal year ended October 31, 1997. These results include a $1.5 million ($.33 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. By comparison, the Company had net income of $2.7 million ($.59 per share) for the fiscal year ended October 31, 1996, which included a $0.7 million ($.14 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards and had net income of $1.4 million ($.34 per share), which did not include an income tax benefit, for the fiscal year ended October 31, 1995. The improvement in income before taxes of $0.2 million in fiscal 1997 was attributable to an increase of $0.6 million in performance analysis income offset by a decrease of $0.3 million in voice processing income.


Net Sales

Net sales for fiscal 1997 were $31.8 million, which represented an increase of 24% from net sales in fiscal 1996. Net sales for fiscal 1996 were $25.7 million, which represented an increase of 15% from net sales in fiscal 1995. The increase in fiscal 1997, as well as in fiscal 1996, was due to increases in voice processing net sales as well as increases in performance analysis net sales.


Voice Processing Net Sales

The Company's voice processing net sales increased 22% in fiscal 1997 to $19.2 million, compared to $15.8 million in fiscal 1996. The increase in net sales during fiscal 1997 included an increase of 22% in voice processing product sales and an increase of 21% in product support and services sales. The increase in sales was primarily attributable to an increase in sales to commercial customers ($2.5 million), of the Company's Retail Solution product, and an increase in sales to international customers ($1.3 million), offsetting a decrease in sales to distributors ($0.5 million).

The Company's voice processing net sales increased 12% in fiscal 1996 to $15.8 million, compared to $14.1 million in fiscal 1995. The increase in net sales during fiscal 1996 included an increase of 16% in voice processing product sales and an increase of 5% in product support and services sales. The increase in sales was primarily attributable to an increase in sales to commercial customers ($2.2 million), of the Company's Retail Solution product, and an increase in sales to international customers ($0.4 million), offsetting a decrease in sales to distributors ($0.9 million).

In 1997, sales to the Company's 10 largest customers accounted for 90% of voice processing sales. Two of the four largest customers were in the government sector while one customer was in the commercial sector and one customer was in the international sector. In 1996, sales to the Company's 10 largest customers accounted for 82% of voice processing sales. One of the three largest customers was in each of the Company's three sectors, government, commercial, and international. The 10 largest customers in 1995 accounted for 73% of voice processing sales. In 1995, two of the three largest customers were in the government sector.

During fiscal 1997, approximately $9.8 million (51% of voice processing net sales and 31% of consolidated net sales) were in the government sector, which included a sale of $3.5 million on a bill and hold basis requested by the customer. The system was accepted and title passed to the customer in fiscal 1997, and in November 1997, the system was operational at the customer's premises. This compares to $9.6 million (61% of voice processing net sales and 37% of consolidated net sales) for fiscal 1996 and $9.6 million (68% of voice processing net sales and 43% of consolidated net sales) for fiscal 1995. Traditionally the government market has produced strong results for the Company.

Sales to commercial customers increased 66% to $6.4 million (33% of voice processing net sales) in fiscal 1997. By comparison, sales to commercial customers were $3.9 million (24% of voice processing net sales) in fiscal 1996 and $1.6 million (12% of voice processing net sales) in fiscal 1995. Commercial sales increased in fiscal 1997 primarily due to the continuation of ongoing business with a large retail pharmacy chain as part of a large procurement of the Company's Retail Solution product. The Retail Solution product offers multiple voice processing applications designed to improve operations at retail pharmacies.

Sales to the Company's distributors of voice mail products decreased 70% to $0.2 million (1% of voice processing net sales) in fiscal 1997. By comparison, sales to distributors were $0.7 million (4% of voice processing net sales) in fiscal 1996 and $1.6 million (12% of voice processing net sales) in fiscal 1995. This decrease in net sales is primarily the result of the Company's decision to focus its sales and marketing efforts on its interactive voice response products, and price decreases in the market for voice mail products. In 1996 the Company made the decision to continue supporting voice messaging functions only within an integrated approach to interactive communications products. In 1997, the stand-alone CallStar product was withdrawn from marketing, but is still being maintained for existing customers.

International voice processing sales increased 80% to $2.9 million (15% of voice processing net sales) in fiscal 1997. This compares to $1.6 million (10% of voice processing net sales) in fiscal 1996 and $1.3 million (9% of voice processing net sales) in fiscal 1995. The increase in international sales was primarily due to sales from new third party resellers of the Company's products such as Devotech of France and PTT Telecom of The Netherlands. The Company is continuing to actively pursue additional third party resellers of the Company's products. During fiscal 1996, the Company acquired Phonatic International B.V. of The Netherlands to strengthen its presence in the European voice response market. This Microlog subsidiary operates under the name Microlog Europe and is headquartered in Neunen, The Netherlands.

The UNIX-based Intela product has become the Company's principal interactive communications system, surpassing the DOS-based VCS 3500. Intela revenues for fiscal 1997 were $8.0 million as compared to $7.0 million in fiscal 1996 and $2.0 million in fiscal 1995. There were no VCS 3500 revenues in fiscal 1997 as compared to $0.6 million in fiscal 1996 and $5.0 million in fiscal 1995. The VCS product continues to be marketed and supported, primarily for APRS trial and production applications, and for upgrades to support the Year 2000 effort for existing VCS customers.

As of October 31, 1997, the Company had a backlog of existing orders for voice processing systems totaling $2.9 million. The backlog, as of October 31, 1996, was $4.9 million. The Company has experienced fluctuations in its backlog at various times during the past three fiscal years attributable primarily to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at October 31, 1997 will be shipped and the sales recognized during fiscal 1998. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

Performance Analysis and Support Services Net Sales

Net sales from performance analysis and support services increased 27% in fiscal 1997 to $12.5 million, compared to $9.9 million in fiscal 1996. Net sales of $9.9 million in fiscal 1996 represented a 19% increase over net sales of $8.3 million in fiscal 1995. These increases resulted from the addition of new contracts, as well as increases in the level of work authorized under existing contracts from the Johns Hopkins University Applied Physics Laboratory (APL), the Company's principal customer for these services.

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

As of October 31, 1997, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $2.9 million. By comparison, the backlog as of October 31, 1996 was $5.5 million. The Company estimates that the entire $2.9 million of backlog at October 31, 1997 will be recognized as sales in fiscal 1998. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized, and the Government has the right to cancel contracts at any time, although to date this has not occurred.


Costs and Expenses

Cost of sales of products were $7.2 million, or 52% of net sales of products, for fiscal 1997; $5.2 million, or 45% of net sales of products, for fiscal 1996; and $4.7 million, or 48% of net sales of products, for fiscal 1995. The increase in cost of sales of products, as a percentage of sales, for fiscal 1997 was primarily attributable to increased pricing pressures in the international sector resulting in higher costs as a percentage of sales, as well as a large government contract which yielded smaller margins than the Company's average margins. The decrease in cost of sales of products, as a percentage of sales, for fiscal 1996 was primarily attributable to increased sales of the Intela and Retail Solution products and decreased sales of the CallStar and VCS products, which had a higher cost of sales.

Cost of sales of services were $12.2 million, or 69% of net sales of services, for fiscal 1997; $9.9 million, or 70% of net sales of services, for fiscal 1996; and $8.2 million, or 65% of net sales of services, for fiscal 1995. The increase in cost of sales in fiscal 1997 was primarily attributable to the increase in net sales of performance analysis services. The increase in cost of sales in fiscal 1996, both in dollar amount and as a percentage of sales, was primarily attributable to the increase in net sales of performance analysis services, which has a higher cost of sales than voice processing services.

Selling, general and administrative costs were $6.4 million or 20% of net sales, for fiscal 1997; $6.4 million, or 25% of net sales, for fiscal 1996; and $6.4 million, or 28% of net sales, for fiscal 1995. The decrease in fiscal 1997 and in fiscal 1996, as a percentage of sales, is primarily attributable to increased sales. The Company anticipates that selling, general, and administrative costs will increase in the next fiscal year as it increases its sales, marketing, and administrative staffs to prepare for future growth.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $3.6 million, or 11% of net sales for fiscal 1997; $2.1 million, or 8% of net sales for fiscal year 1996; and $1.6 million, or 7% of net sales for fiscal 1995. Research and development expenses for fiscal 1997 were focused on Intela, VCS 3500 and APRS. The Intela product was enhanced for International release, and the platform had four new productivity enhancement applications designed. The VCS product was enhanced to include terminal emulation and support for Year 2000 update. The Company developed the KeyStar product during 1997. KeyStar is a front-end integration hardware module, software controlled by the APRS, that facilitates the integration of the APRS into existing store systems, including many diverse telephone systems, PBXs, and key systems, without requiring potentially costly upgrades by the store. The Company's engineering staff is also engaged in the development of special product features for current or potential customers.

The Company has assessed the impact of the Year 2000 on its internal and external software, and has determined that any modification to the software will not have a material impact on the Company or its results of operations or financial condition.

Investment and Other Income, Net

The Company had net investment and other expenses of $143,000 for fiscal 1997, as compared to $37,000 for fiscal 1996 and $93,000 for fiscal 1995. The higher expense level in fiscal 1997 resulted from an $84,000 write off of obsolete fixed assets. The lower expense level in fiscal 1996 resulted from a $43,000 gain on the sale of an office condominium unit. Without this gain, the Company would have had a net other expense of $80,000 in fiscal 1996.


Provision for Income Taxes

Income taxes payable (refundable) of $20,000 in fiscal 1995, $11,000 in fiscal 1996, and $(545) in fiscal 1997 relate to state income taxes, and the alternative minimum tax for Federal income tax. The Company recorded a deferred tax asset of $1,500,000 in fiscal 1997 and $650,000 in fiscal 1996 reflecting the benefit of approximately $5.5 million in loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carryforwards for income tax reporting purposes of approximately $7.1 million and $293,000, respectively, will be available to offset taxes generated from future taxable income through 2011 and 2012. Management believes that the future tax benefits associated with $1.6 million of net operating loss carryforwards is less likely than not assured. Accordingly, no such benefit has been reflected in the Financial Statements.


Liquidity and Capital Resources

Working capital as of October 31, 1997 was $6.7 million, as compared to $3.1 million as of October 31, 1996. The increase was primarily attributable to increases in cash and cash equivalents of $2.8 million, an increase in a deferred tax asset of $550,000 and a decrease in short term borrowings of $1.4 million, offset by an increase in accounts payable of $909,000.

Accounts receivable as of October 31, 1997 were $3.9 million as compared to $4.3 million as of October 31, 1996. The decrease in accounts receivable was primarily attributable to the Company's continued aggressive collection efforts in fiscal 1997.

Fixed assets as of October 31, 1997 were $3.7 million as compared to $3.9 million as of October 31, 1996. The net decrease in fixed assets resulted primarily from the addition of $778,000 of assets, and depreciation expense of $839,000 for fiscal 1997. Major assets purchased were primarily hardware and software upgrades to the Company's internal computer network and workstations.

In February 1997, the Company renewed its line-of-credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line-of-credit bears interest at the bank's prime rate plus 1.25% (9.75% at October 31, 1997), and contains a 0.5% commitment fee on the average unused portion of the line. The line expires on February 28, 1998 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At October 31, 1997, there was no outstanding debt against this line-of-credit.

In February 1997, the Company also renewed its $1,000,000 loan facility. The loan facility bears interest at the bank's prime rate plus 0.5% (9.00% at October 31, 1997), and contains a 0.5% commitment fee on the average unused portion. The loan agreement expires on February 28, 1999, and contains the same restrictive covenants as the line-of-credit, and the agreements for the line-of-credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 1999. The loan facility is secured by the Company's principal headquarters building. At October 31, 1997, there was no outstanding debt against this loan facility.

The Company believes that, through conservative management of its cash and cash equivalents, it will not need additional financial resources beyond these presently expected to be available during fiscal 1998. It is the intent of the Company to pay back all outstanding amounts on the credit facilities within one year.

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


Quarterly Results

Note 14 of the Notes to Consolidated Financial Statements of the Company contained in this Annual Report presents unaudited quarterly operating results for the Company's last eight fiscal quarters. The Company believes that this unaudited information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

The Company was profitable in all four quarters of fiscal 1997 and fiscal 1996. The Company's quarterly results showed continued growth in net sales, net income, and net income per common share. The quarterly fluctuations for the first three quarters of fiscal 1997 were not significant. In each of the three quarters, the Company's net income was increased by a $100,000 ($0.02 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized, and in the fourth quarter, the Company's net income was increased by a $1,200,000 ($0.26 per share) income tax benefit. The quarterly fluctuations for the first three quarters of fiscal 1996 were not significant. In the fourth quarter of fiscal 1996, the Company's net income was increased by a $650,000 ($0.14 per share) income tax benefit as discussed above.


Price Range of Common Stock

The Common Stock is presently traded on the over-the-counter market under the symbol MLOG. As of January 22, 1998, there were approximately 263 holders of record of the Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Note 15 of the Notes to Consolidated Financial Statements of the Company contained in this Annual Report sets forth, for the period indicated, the range of high and low transaction prices for the Common Stock as reported on the NASDAQ Market. In February 1996, the Company returned to the Nasdaq National Market System. The closing price of the Common Stock on January 22, 1998 was $5.875 per share.


Dividend Policy

The Company has not paid any dividends in over 10 years. Certain of the Company's debt agreements restrict the payment of dividends. See Note 8 of the Notes to Consolidated Financial Statements. The Company does not anticipate paying any cash dividends in the foreseeable future.


Newly Issued Accounting Standards

In February  1997,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS No. 128), "Earnings per Share", which establishes new standards for computing and presenting earnings per share (EPS). As required by SFAS No. 128, the Company will adopt the new standards in the quarter ending January 31, 1998, the Company's first quarter of fiscal 1998, and restate all prior periods. The pro forma basic and diluted EPS for each of the three years in the period ended October 31, 1997 are set forth below:

                                   1995       1996        1997
                                  ----------------------------

Basic earnings per share          $0.36      $0.67       $0.89
Diluted earnings per share        $0.34      $0.59       $0.82

In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income." SFAS No. 130 becomes effective for the Company's fiscal year 1999 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company believes the adoption of SFAS No. 130 will not have a material effect on the consolidated financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for the Company's fiscal year 1999. The Company believes the adoption of SFAS No. 131 will not have a material effect on the consolidated financial statements.


Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.



INCOME STATEMENT DATA:

                                                                 Year Ended October 31,

                                    1993            1994           1995           1996         1997
--------------------------------------------------------------------------------------------------------
Net sales                         $20,798,323   $ 18,668,762    $22,385,643   $25,706,735   $31,767,828
Income (loss) from
  operations                        1,050,934     (4,916,681)     1,500,343     2,110,713     2,373,660

Net income (loss)                     919,779     (4,984,041)     1,387,132     2,712,734     3,731,644

Net income (loss)per common share:$       .23$         (1.29)    $      .34   $       .59    $      .82


--------------------------------------------------------------------------------------------------------



BALANCE SHEET DATA:

                                                       October 31,
                              1993           1994        1995         1996          1997
 --------------------------------------------------------------------------------------------

Working capital           $ 4,945,780   $  (704,004)   $  748,974   $ 3,144,182   $ 6,669,577
Total assets               13,438,828     9,055,979     9,425,716    13,712,722    17,054,700
Long-term debt, net
  of current maturities     1,659,273        45,456          --         202,860       141,680
Stockholders' equity        7,500,522     2,523,894     4,161,654     7,766,638    11,887,872
---------------------------------------------------------------------------------------------


1) Net income for fiscal 1993 includes the tax benefit related to utilization of net operating loss carryforwards.

2) Net income for fiscal 1996 includes a $650,000 ($0.14 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. See Note 11 of the Notes to Consolidated Financial Statements.

3) Net income for fiscal 1997 includes a $1,500,000 ($0.33 per share) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. See Note 11 of the Notes to Consolidated Financial Statements.