Form 10-Q
period 1998-01-31
MICROLOG CORP
filed 1998-03-17
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended January 31, 1998 Commission file No. 0-14880

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



                                    YES  X   NO

    As of March 13, 1998, 4,284,377 shares of common stock were outstanding.

                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                             January 31,            October 31,
                                                                                1998                   1997
                                                                          -----------------      -----------------
Assets:
Current assets:
    Cash and cash equivalents                                                $      909,952          $   3,979,452
    Receivables, net                                                              5,519,011              3,882,564
    Inventories, net                                                              2,313,186              1,920,983
    Deferred tax asset                                                            1,200,000              1,200,000
    Other current assets                                                            644,043                422,836
                                                                          -----------------      -----------------

    Total current assets                                                         10,586,192             11,405,835

Fixed assets, net                                                                 3,590,190              3,733,994
Licenses, net                                                                       266,667                295,238
Deferred tax asset                                                                  950,000                950,000
Other assets                                                                         57,517                 61,395
Goodwill, net                                                                       570,100                608,238
                                                                          -----------------      -----------------

     Total assets                                                              $ 16,020,666           $ 17,054,700
                                                                          =================      =================

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                        $       61,180         $       61,180
    Accounts payable                                                              1,795,371              1,872,200
    Accrued compensation and related expenses                                     1,762,000              1,807,709
    Deferred revenue                                                                634,127                695,017
    Other accrued expenses                                                          520,090                300,152
                                                                          -----------------      -----------------

     Total current liabilities                                                    4,772,768              4,736,258

Long-term debt                                                                      141,680                141,680
Deferred officers' compensation                                                     255,688                256,255
Other liabilities                                                                    10,471                 32,635
                                                                          -----------------      -----------------

     Total liabilities                                                            5,180,607              5,166,828
                                                                          -----------------      -----------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                                    ---                    ---
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,886,247 and 4,872,753 shares issued and 4,284,377
       and 4,270,883 outstanding                                                     48,862                 48,727
    Capital in excess of par value                                               16,414,241             16,293,536
    Treasury stock, at cost, 601,870 shares                                      (1,176,537)            (1,176,537)
    Accumulated deficit                                                          (4,446,507)            (3,277,854)
                                                                          -----------------      -----------------

    Total stockholders' equity                                                   10,840,059             11,887,872
                                                                          -----------------      -----------------

    Total liabilities and stockholders' equity                                 $ 16,020,666           $ 17,054,700
                                                                          =================      =================


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              For The Three Months
                                                                               Ended January 31,
                                                                            1998                 1997
                                                                      ----------------    ----------------
Net sales                                                                 $  6,554,629        $  7,093,502

Costs and expenses:
    Cost of sales                                                            4,779,020           4,050,128
    Selling, general and administrative                                      2,103,439           1,590,620
    Research and development                                                   788,683             846,037
                                                                      ----------------    ----------------

                                                                             7,671,142           6,486,785
                                                                      ----------------    ----------------

Operating (loss) income                                                     (1,116,513)            606,717

Net other income (expense)                                                       9,257             (43,441)
                                                                      ----------------    ----------------

(Loss) income before income taxes                                           (1,107,256)            563,276

(Provision) benefit  for income taxes                                          (61,397)            105,545
                                                                      ----------------    ----------------

Net (loss) income                                                           (1,168,653)            668,821

Accumulated deficit:
     at beginning of period                                                 (3,277,854)         (7,009,498)
                                                                      ----------------    ----------------

     at end of period                                                     $ (4,446,507)       $ (6,340,677)
                                                                      ================    ================

Basic weighted average shares outstanding                                    4,273,999           4,190,134
                                                                      ----------------    ----------------
Diluted weighted average shares outstanding                                  4,273,999           4,544,678
                                                                      ----------------    ----------------

Basic (loss) earnings per share                                        $         (0.27)     $         0.16
Diluted (loss) earnings per share                                      $         (0.27)     $         0.15

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the                   For the
                                                                           Three Months              Three Months
                                                                              Ended                     Ended
                                                                         January 31, 1998          January 31, 1997
                                                                         ----------------          ----------------
Cash flows from operating activities:
     Net (loss) income                                                       $(1,168,653)               $   668,821
     Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
         Depreciation                                                            210,574                    196,060
         Amortization of goodwill and licensing agreement                         66,709                     78,446
         Deferred tax benefit                                                       --                     (100,000)
         Changes in assets and liabilities:
            Receivables                                                       (1,636,447)                (1,795,406)
            Inventories                                                         (392,203)                     7,336
            Other assets                                                        (217,329)                    14,966
            Accounts payable                                                     (76,829)                  (123,822)
            Accrued compensation and related expenses                            (45,709)                    22,048
            Deferred officers' compensation                                         (567)                     6,397
            Deferred revenue                                                     (60,890)                      --
            Other accrued expenses                                               197,774                   (113,368)
                                                                         ----------------          ----------------

      Net cash (used in) operating activities                                 (3,123,570)                (1,138,522)
                                                                         ----------------          ----------------

Cash flows from investing activities:
     Purchases of fixed assets                                                   (66,770)                  (163,253)
                                                                         ----------------          ----------------

     Net cash (used in) investing activities                                     (66,770)                  (163,253)
                                                                         ----------------          ----------------

Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                 --                    1,350,000
     Exercise of common stock options                                            120,840                      7,498
                                                                         ----------------          ----------------

     Net cash provided by financing activities                                   120,840                  1,357,498
                                                                         ----------------          ----------------

Cash and cash equivalents:
     Net (decrease) increase during period                                    (3,069,500)                    55,723
     Balance at beginning of period                                            3,979,452                  1,170,603
                                                                         ----------------          ----------------

     Balance at end of period                                                $   909,952                $ 1,226,326
                                                                         ===============           ================


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 1998 (Unaudited) and OCTOBER 31, 1997



GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accurals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at January 31, 1998 and October 31, 1997, and the results of their operations and their cash flows for the three month period ended January 31, 1998. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1997.



Note 1 - Inventories                                     (Unaudited)
                                                         January 31,    October 31,
Inventories consist of the following:                       1998            1997
                                                         -----------    -----------
       Components                                        $ 2,294,867    $ 1,474,629
       Work-in-process and finished goods                    622,096        791,576
                                                         -----------    -----------

                                                           2,916,963      2,266,205
       Less: reserve for obsolescence                       (603,777)      (345,222)
                                                         -----------    -----------

                                                         $ 2,313,186    $ 1,920,983
                                                         ===========    ===========


Note 2 - Fixed Assets
                                                         (Unaudited)
Fixed assets consist of the following:                   January 31,    October 31,
                                                            1998            1997
                                                         -----------    -----------

       Land                                              $   520,000    $   520,000
       Building                                            2,511,266      2,511,266
       Office furniture and equipment                      3,518,152      3,451,382
       Vehicles                                               23,642         23,642
       Leasehold improvements                                176,096        176,096
                                                         -----------    -----------

                                                           6,749,156      6,682,386
       Less: accumulated depreciation and amortization    (3,158,966)    (2,948,392)
                                                         -----------    -----------

                                                         $ 3,590,190    $ 3,733,994
                                                         ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Microlog Corporation designs, develops, markets, and supports a complete line of UNIX and DOS-based voice processing systems and applications solutions which allow users to store, retrieve and transmit digitized voice messages and to access information on computer data bases. The Company's voice processing products include the VCS INTELA and RETAIL SOLUTION (APRS(R)) and VCS 3500 models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enables the systems to perform multiple voice processing applications.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:


                                                                   Three Months Ended
                                                                       January 31,
                                                                     1998       1997
                                                                    ------     ------
Revenues
 Voice processing.........................................           54.0%      62.3%
 Performance analysis and support services ...............           46.0%      37.7%
                                                                    ------     ------

   Total .................................................          100.0%     100.0%

Costs and expenses
 Cost of sales............................................           72.9%       57.1%
 Selling, general, and administrative.....................           32.1%       22.4%
 Research and development ................................           12.0%       11.9%
                                                                    ------     ------

   Total..................................................          117.0%       91.4%

Operating (loss) income ..................................          (17.0%)       8.6%

Net other income (expense) ...............................            0.1%       (0.7%)
                                                                    ------     ------

(Loss) income before income taxes.........................          (16.9%)       7.9%

(Provision) benefit for income taxes .....................           (0.9%)       1.5%
                                                                    ------     ------

Net (loss) income ........................................          (17.8%)       9.4%

RESULTS OF OPERATIONS

The Company had a net loss of $1,169,000 ($.27 per basic share and $.27 per diluted share) for the quarter ended January 31, 1998. By comparison, the Company had net income of $669,000 ($.16 per basic share and $.15 per diluted share), for the quarter ended January 31, 1997, which included a $100,000 ($.02 per share basic and diluted) income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards that management believes is more likely than not to be realized. The Company is now reporting basic and diluted earnings per share as required under Statement of Financial Accounting Standards (SFAS No.128), "Earnings per Share", which became effective for the Company in the first quarter of 1998.

The loss for the first quarter of fiscal 1998 was primarily attributable to insufficient sales in the Company's voice processing operations. The decrease in earnings was primarily attributable to decreased margins due to competition as well as the sales mix in the Company's voice processing operations. Voice processing sales for the first quarter of 1998 included a higher percentage of product sales, as compared with the first quarter of 1997, which had a higher percentage of services sales. Product sales have a significantly higher cost of sales than services sales.

NET SALES

Net sales for the quarter ended January 31, 1998 were $6.6 million, which represented a decrease of 8% as compared to $7.1 million of net sales for the quarter ended January 31, 1997. This decrease was attributable to a decrease in voice processing net sales of $0.9 million offset by an increase of $0.4 million in performance analysis and support services sales.

VOICE PROCESSING NET SALES

Voice processing net sales decreased 20% for the quarter ended January 31, 1998 to $3.6 million, as compared to $4.4 million for the quarter ended January 31, 1997. This decrease was attributable to a decrease of 88% in sales to commercial customers from $1.7 million to $0.2 million, a decrease of 25% in sales to government customers from $2.4 million to $1.8 million, offset by an increase of 433% in sales to international customers from $0.3 million to $1.6 million. The decrease in commercial sales was primarily due to delays in three anticipated orders totaling approximately $2.6 million. Although there is no assurance that these orders will be received, the Company is expecting $1.1 million in orders in the second quarter from two of these customers. The increase in international sales was primarily due to a large sale ($1.0 million) to a subsidiary of PTT Telecom of The Netherlands.

As of January 31, 1998, the Company had a backlog of existing orders for voice processing systems totaling $4.1 million. The backlog, as of January 31, 1997, was $3.2 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of governmental purchases. Of the $4.1 million of backlog at January 31, 1998, approximately $0.9 million will be recognized as sales beyond fiscal 1998. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Net sales from performance analysis and support services increased 13% for the quarter ended January 31, 1998 to $3.0 million, as compared to $2.7 million for the quarter ended January 31, 1997. This increase was attributable to the addition of a large new contract as well as increases in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the company's principal customer for these services.

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

As of January 31, 1998, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $2.7 million. By comparison, the backlog as of January 31, 1997 was $4.5 million. It is estimated that all of the $2.7 million of backlog at January 31, 1998 will be recognized as sales in fiscal 1998. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized and the Government has the right to cancel contracts at any time, although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $4.8 million or 72.9% of net sales for the quarter ended January 31, 1998 as compared to $4.1 million or 57.1% of net sales for the quarter ended January 31, 1997. The increase in cost of sales was primarily attributable to a higher percentage of voice processing product sales for the first quarter of 1998, as compared with the first quarter of 1997, which had a higher percentage of services sales. Product sales have a significantly higher cost of sales than services sales. The first quarter of 1997 also included a large sale of software licenses ($1.6 million), which have significantly lower costs than product sales, as compared to the first quarter of 1998 which had no sales of software licenses.

Selling, general and administrative expenses were $2.1 million or 32.1% of net sales for the quarter ended January 31, 1998 as compared to $1.6 million or 22.4% of net sales for the quarter ended January 31, 1997. The increase in selling, general, and administrative expenses was primarily attributable to increased staffing in the sales and marketing departments.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $789,000 or 12.0% of net sales for the quarter ended January 31, 1998 as compared to $846,000 or 11.9% of net sales for the quarter ended January 31, 1997. Research and development expenses for fiscal 1998 are focused on Intela and APRS.

The Company has assessed the impact of the Year 2000 on its internal and external software, and has determined that any modification to the software will not have a material impact on the Company or its results of operations or financial condition.

INVESTMENT AND OTHER INCOME, NET

The Company had net investment and other income of $9,000 for the quarter ended January 31, 1998 as compared to net investment and other expenses of $43,000 for the quarter ended January 31, 1997. Net other income consisted primarily of interest income on short term investments. Net other expense consisted primarily of interest expense on short term borrowings.

PROVISION FOR INCOME TAXES

For the quarter ended January 31, 1998, the provision for income taxes of $61,000 relates to state income taxes, and the alternative minimum tax for federal income taxes. For the quarter ended January 31, 1997, the Company recorded a tax benefit of $100,000. At January 31, 1998, the Company has a deferred tax asset of $2.2 million reflecting the benefit of approximately $5.5 million in loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $7.1 million and $293,000, respectively, will be available to offset taxes generated from future taxable income through 2011 and 2012. Management believes that the future tax benefits associated with $1.6 million of its net operating loss carryforwards is not more likely than not assured. Accordingly, no such benefit has been reflected in the Financial Statements.

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

The Company believes that in the future its results of operations could be affected by factors such as the introduction by the Company of new and enhanced products and services, market acceptance of new voice processing products and enhancements of existing products, growth in the voice processing market in general, competition, commitments to automation by potential large purchasers of the Company's Retail Solutions products, delays in expected customer orders, fluctuations in the buying cycles of governmental customers, changes in general economic conditions, and changes in the U.S. defense industry and their impact on the prime contractor for which the Company provides performance analysis and support services.

The Company believes that its ability to meet revenue targets and the Company's products / services mix principally will determine the Company's profitability for each fiscal quarter. The Company's backlog on a quarterly basis generally will not be large enough to assure that the Company will meet its revenue targets for a particular quarter, and delivery of backlog depends upon a number of factors, as discussed above. Further, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to predict.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of January 31, 1998 was $5.8 million as compared to $6.7 million as of October 31, 1997. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $3.1 million offset by an increase in accounts receivable of $1.6 million and an increase in inventories of $0.4 million. Cash and cash equivalents were $0.9 million as of January 31, 1998 as compared to $4.0 million as of October 31, 1997. The decrease was primarily due to the net loss in the first quarter. Accounts receivable were $5.5 million as of January 31, 1998 as compared to $3.9 million as of October 31, 1997. The increase was primarily due to the timing of shipments during the quarter as well as extended payment terms given to a large customer. Inventories were $2.3 million as of January 31, 1998 as compared to $1.9 million as of October 31, 1997. The increase was primarily due to the build up of inventory in anticipation of receipt of a large order in the commercial sector.

Goodwill as of January 31, 1998 was $570,000 as compared to $608,000 at October 31, 1997. Net fixed assets as of January 31, 1998 were $3.6 million as compared to $3.7 million as of October 31, 1997.

In February, 1998, the Company renewed its line-of-credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line-of-credit bears interest at the bank's prime rate plus 1.25% (9.75% at January 31, 1998), and contains a 0.5% commitment fee on the average unused portion of the line. The line expires on February 28, 1999 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At January 31, 1998, there was no outstanding debt against this line-of-credit.

In February, 1998, the Company also renewed its $1,000,000 loan facility. The loan facility bears interest at the bank's prime rate plus 0.5% (9.00% at January 31, 1998), and contains a 0.5% commitment fee on the average unused portion. The loan agreement expires on February 28, 2000, and contains the same restrictive covenants as the line-of-credit, and the agreements for the line-of-credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 2000. The loan facility is secured by the Company's principal headquarters building. At January 31, 1998, there was no outstanding debt against this loan facility.

The Company believes that, through management of its cash and cash equivalents, it will not need additional financial resources beyond those presently expected to be available during fiscal 1998.

In June, 1996, the Company entered into a contract to purchase a new management information system including a five year maintenance plan. The purchase, including maintenance, is being financed by the vendor over a five year term at an annual interest rate of 8%. The financing terms require five annual payments of $140,000 each, including interest, beginning on June 30, 1996. Two annual payments have been made to date. The final payment is due on June 30, 2000.

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

                                       MICROLOG CORPORATION


                                       BY  /s/ Richard A. Thompson
                                         ---------------------------
                                           Richard A. Thompson
                                           President and Chief Executive Officer


                                       BY  /s/ Steven R. Delmar
                                         ---------------------------
                                           Steven R. Delmar
                                           Executive Vice President and Chief
                                            Financial Officer

March 13, 1998
--------------
     DATE