Form 10-Q
period 1998-04-30
MICROLOG CORP
filed 1998-06-15
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                         SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended April 30, 1998 Commission file No. 0-14880

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

                                    YES X  NO

     As of June 15, 1998, 4,287,335 shares of common stock were outstanding.

                                             MICROLOG CORPORATION
                                          CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                            April 30,            October 31,
                                                                               1998                  1997
                                                                         -----------------     -----------------
Assets:
Current assets:
    Cash and cash equivalents                                                   $ 398,058           $ 3,979,452
    Receivables, net of $133,747 and $102,186 allowance
        for doubtful accounts                                                   6,693,853             3,882,564
    Inventories, net                                                            2,733,557             1,920,983
    Deferred tax asset                                                            ---                 1,200,000
    Other current assets                                                          574,070               422,836
                                                                         -----------------     -----------------

    Total current assets                                                       10,399,538            11,405,835

Fixed assets, net                                                               3,455,252             3,733,994
Licenses, net                                                                     235,096               295,238
Deferred tax asset                                                              2,150,000               950,000
Other assets                                                                      103,639                61,395
Goodwill, net                                                                     537,830               608,238
                                                                         -----------------     -----------------

     Total assets                                                            $ 16,881,355          $ 17,054,700
                                                                         =================     =================

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                            $ 61,180              $ 61,180
    Accounts payable                                                            2,521,128             1,872,200
    Accrued compensation and related expenses                                   2,086,441             1,807,709
    Deferred revenue                                                              776,197               695,017
    Other accrued expenses                                                        960,017               300,152
                                                                         -----------------     -----------------

     Total current liabilities                                                  6,404,963             4,736,258

Long-term debt                                                                    141,680               141,680
Deferred officers' compensation                                                   240,510               256,255
Other liabilities                                                                 ---                    32,635
                                                                         -----------------     -----------------

     Total liabilities                                                          6,787,153             5,166,828
                                                                         -----------------     -----------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                              ---                   ---
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,889,205 and 4,872,753 shares issued and 4,287,335
       and 4,270,883 outstanding                                                   48,892                48,727
    Capital in excess of par value                                             16,417,294            16,293,536
    Treasury stock, at cost, 601,870 shares                                    (1,176,537)           (1,176,537)
    Accumulated deficit                                                        (5,195,447)           (3,277,854)
                                                                         -----------------     -----------------

    Total stockholders' equity                                                 10,094,202            11,887,872
                                                                         -----------------     -----------------

    Total liabilities and stockholders' equity                               $ 16,881,355          $ 17,054,700
                                                                         =================     =================

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        For The Three Months                  For The Six Months
                                                           Ended April 30,                     Ended April 30,
                                                       1998               1997             1998               1997
                                                  ---------------    ---------------  ----------------   ----------------

Net sales                                            $ 7,651,341        $ 7,239,214      $ 14,205,970       $ 14,332,716
                                                  ---------------    ---------------  ----------------   ----------------


Costs and expenses:
    Cost of sales                                      5,564,389          4,522,750        10,343,409          8,572,878
    Selling, general, and administrative               2,101,634          1,280,812         4,205,073          2,871,432
    Research and development                             712,246            881,353         1,500,929          1,727,390
                                                  ---------------    ---------------  ----------------   ----------------

                                                       8,378,269          6,684,915        16,049,411         13,171,700
                                                  ---------------    ---------------  ----------------   ----------------


Operating (loss) income                                 (726,928)           554,299        (1,843,441)         1,161,016

Net other expense                                         12,012             33,782             2,755             77,223
                                                  ---------------    ---------------  ----------------   ----------------

(Loss) income before income taxes                       (738,940)           520,517        (1,846,196)         1,083,793

(Provision) benefit for income taxes                     (10,000)            95,000           (71,397)           200,545
                                                  ---------------    ---------------  ----------------   ----------------

Net (loss) income                                       (748,940)           615,517        (1,917,593)         1,284,338

Accumulated deficit:
     at beginning of period                           (4,446,507)        (6,340,677)       (3,277,854)        (7,009,498)
                                                  ---------------    ---------------  ----------------   ----------------

     at end of period                               $ (5,195,447)      $ (5,725,160)     $ (5,195,447)      $ (5,725,160)
                                                  ===============    ===============  ================   ================


Basic weighted average shares outstanding              4,285,781          4,208,122         4,279,890          4,200,008
                                                  ---------------    ---------------  ----------------   ----------------
Diluted weighted average shares outstanding            4,285,781          4,540,121         4,279,890          4,542,400
                                                  ---------------    ---------------  ----------------   ----------------

Basic (loss) earnings per share                             $ (0.17)            $ 0.15           $ (0.45)            $ 0.31
Diluted (loss) earnings per share                           $ (0.17)            $ 0.14           $ (0.45)            $ 0.28


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the                  For the
                                                                        Six Months               Six Months
                                                                           Ended                    Ended
                                                                      April 30, 1998           April 30, 1997

                                                                   ----------------------   ----------------------

Cash flows from operating activities:
     Net (loss) income                                                      $ (1,917,593)             $ 1,284,338
     Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
         Depreciation                                                            437,054                  402,845
         Amortization of goodwill and licensing agreement                        130,550                  156,893
         Deferred tax benefit                                                     ---                    (200,000)
         Changes in assets and liabilities:
            Receivables                                                       (2,811,289)                  13,013
            Inventories                                                         (812,574)                 439,416
            Other assets                                                        (193,478)                (153,848)
            Accounts payable                                                     648,928                 (144,940)
            Accrued compensation and related expenses                            278,732                   19,028
            Deferred officers' compensation                                      (15,745)                   6,812
            Deferred revenue                                                      81,180                    ---
            Other accrued expenses and liabilities                               627,230                   (3,964)
                                                                   ----------------------   ----------------------

      Net cash (used in) provided by operating activities                     (3,547,005)               1,819,593
                                                                   ----------------------   ----------------------

Cash flows from investing activities:
     Purchases of fixed assets                                                  (158,312)                (285,733)
                                                                   ----------------------   ----------------------

      Net cash (used in) investing activities                                   (158,312)                (285,733)
                                                                   ----------------------   ----------------------

Cash flows from financing activities:
     Net payments under line-of-credit agreements                                 ---                  (1,400,000)
     Exercise of common stock options                                            123,923                   27,993
                                                                   ----------------------   ----------------------

     Net cash provided by (used in) financing activities                         123,923               (1,372,007)
                                                                   ----------------------   ----------------------

Cash and cash equivalents:
     Net (decrease) increase during period                                    (3,581,394)                 161,853
     Balance at beginning of period                                            3,979,452                1,170,603
                                                                   ----------------------   ----------------------

     Balance at end of period                                                  $ 398,058              $ 1,332,456
                                                                   ======================   ======================


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 APRIL 30, 1998 (Unaudited) and OCTOBER 31, 1997

General
-------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at April 30, 1998 and October 31, 1997, and the results of their operations and their cash flows for the three month period ended April 30, 1998. The results of operations presented are not necessarily indicative of the results that may be expected for the for the fiscal year ending October 31, 1998.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1997.

Note 1 - Inventories                                                                (Unaudited)
--------------------                                                                 April 30,             October 31,
Inventories consist of the following:                                                  1998                   1997
                                                                                 ------------------     ------------------
       Components                                                                      $ 2,360,614            $ 1,474,629
       Work-in-process and finished goods                                                1,120,931                791,576
                                                                                 ------------------     ------------------
                                                                                         3,481,545              2,266,205
       Less: reserve for obsolescence                                                     (747,988)              (345,222)
                                                                                 ------------------     ------------------

                                                                                       $ 2,733,557            $ 1,920,983
                                                                                 ==================     ==================

Note 2 - Fixed Assets

                                                                                    (Unaudited)
Fixed assets consist of the following:                                               April 30,             October 31,
                                                                                       1998                   1997
                                                                                 ------------------     ------------------
       Land                                                                              $ 520,000              $ 520,000
       Building                                                                          2,511,266              2,511,266
       Office furniture and equipment                                                    3,609,694              3,451,382
       Vehicles                                                                             23,642                 23,642
       Leasehold improvements                                                              176,096                176,096
                                                                                 ------------------     ------------------
                                                                                         6,840,698              6,682,386
       Less: accumulated depreciation and amortization                                  (3,385,446)            (2,948,392)
                                                                                 ------------------     ------------------

                                                                                       $ 3,455,252            $ 3,733,994
                                                                                 ==================     ==================

Accumulated amortization on the Company's intangible assets was $1,516,995 and $1,386,445 at April 30, 1998 and October 31, 1997, respectively.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:

                                             PERCENTAGE OF TOTAL REVENUES

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                APRIL 30,                             APRIL 30,
                                                          1998          1997                    1998            1997
                                                          ----          ----                    ----            ----
Revenues
 Voice processing                                         59.8%         57.1%                   57.1%          59.7%
 Performance analysis and support services                40.2%         42.9%                   42.9%          40.3%
                                                        ---------      ------                ----------      -------

   Total                                                 100.0%        100.0%                  100.0%         100.0%

Costs and expenses

 Cost of sales                                            72.7%         62.5%                   72.8%          59.8%
 Selling, general, and administrative                     27.5%         17.6%                   29.6%          20.0%
 Research and development                                  9.3%         12.2%                   10.6%          12.1%
                                                        ---------      ------                ----------      -------

   Total                                                 109.5%         92.3%                  113.0%          91.9%
                                                        ---------      ------                ----------      -------

Operating (loss) income                                    (9.5)%        7.7%                   (13.0)%         8.1%

Net other (expense) income                                 (0.2)%        0.5%                    0.0%           0.5%
                                                        ---------      ------                ----------      -------


(Loss) income before income taxes                          (9.7)%        7.2%                   (13.0)%         7.6%

(Provision) benefit for income taxes                       (0.1)%        1.3%                    (0.5)%         1.4%
                                                        ---------      ------                ----------      -------

Net (loss) income                                          (9.8)%        8.5%                   (13.5)%         9.0%
                                                        =========     =======                ==========       ======

RESULTS OF OPERATIONS

The Company had a net loss of $749,000 (($.17) per basic share and ($.17) per diluted share) for the quarter ended April 30, 1998 and a net loss of $1,918,000 (($.45) per basic share and ($.45) per diluted share) for the six months ended April 30, 1998. By comparison, the Company had net income of $616,000 ($.15 per basic share and $.14 per diluted share), and $1,284,000 ($.31 per basic share and $.28 per diluted share) for the comparable periods in fiscal 1997. The Company is now reporting basic and diluted earnings per share as required under Statement of Financial Accounting Standards (SFAS No.128), "Earnings per Share", which became effective for the Company in the first quarter of 1998.

The loss for the second quarter of fiscal 1998 and the six months ended April 30, 1998 was primarily attributable to lower than expected sales in the Company's voice processing operations, particularly to commercial customers; a change in the sales mix in the Company's voice processing operations and an increased level of staffing in the sales and marketing departments and expanded marketing programs and activities. Voice processing sales for the comparable quarters, as well as the comparable six month periods, included a higher percentage of product sales in 1998 than in 1997, which had a higher percentage of software and services sales. Product sales have a significantly higher cost of sales than software and services sales, resulting in reduced profit margins.

NET SALES

Net sales for the quarter ended April 30, 1998 were $7.7 million, which represented an increase of 7% as compared to $7.2 million of net sales for the quarter ended April 30, 1997. Net sales for the six months ended April 30, 1998 were $14.2 million, which represented a decrease of 1% as compared to $14.3 million of net sales for the six months ended April 30, 1997. The increase for the quarter was primarily attributable to an increase in voice processing net sales. The flat revenues for the six month periods resulted from a slight decline in voice processing sales offset by a slight increase in performance analysis and support services net sales.

VOICE PROCESSING NET SALES

Voice processing net sales for the quarter ended April 30, 1998 were $4.6 million, which represented an increase of 12% as compared to $4.1 million of net sales for the quarter ended April 30, 1997. The net sales for the six months ended April 30, 1998 were $8.1 million, which represented a decrease of 5% as compared to $8.5 million of net sales for the six months ended April 30, 1997. The increase in sales for the comparable quarters was primarily attributable to an increase of 18% in sales to government customers and an increase of 22% in sales to international customers. The decrease in sales for the comparable six month periods was primarily due to a decrease of 41% in sales to commercial customers, and partially offset by an increase of 136% in sales to international customers. The decrease in commercial sales was primarily due to delays or loss of two anticipated orders totaling approximately $1.2 million. The Company's commercial sales are subject to increased competition, including from internal MIS departments of potential customers. The Company is attempting to move into a different product line to increase its commercial sales. The increase in international sales was primarily due to a large sale of $1.6 million to a subsidiary of KPN Telecom of the Netherlands.

As of April 30, 1998, the Company had a backlog of existing orders for voice processing systems totaling $3.1 million. The backlog, as of April 30, 1997, was $2.0 million. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of government purchases. Of the $3.1 million of backlog at April 30, 1998, approximately $1.0 million will be recognized as sales beyond fiscal 1998. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Performance analysis and support services net sales for the quarter ended April 30, 1998 were $3.1 million, as compared to $3.1 million of net sales for the quarter ended April 30, 1997. The net sales for the six months ended April 30, 1998 were $6.1 million, which represented an increase of 5% as compared to $5.8 million of net sales for the six months ended April 30, 1997. This increase was attributable to the addition of new contracts as well as increases in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the company's principal customer for these services.

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

As of April 30, 1998, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $2.7 million. By comparison, the backlog as of April 30, 1997 was $2.7 million. Of the $2.7 million of backlog at April 30, 1998, approximately $1.0 million will be recognized as sales beyond fiscal 1998. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized and the Government has the right to cancel contracts at any time, although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $5.6 million or 72.7% of net sales for the quarter ended April 30, 1998 as compared to $4.5 million or 62.5% of net sales for the quarter ended April 30, 1997. Cost of sales was $10.3 million or 72.8% of net sales for the six months ended April 30, 1998 as compared to $8.6 million or 59.8% of net sales for the six months ended April 30, 1997. The increase in cost of sales for the comparable quarters, as well as for the comparable six month periods, was primarily attributable to a higher percentage of voice processing product sales than services sales. Product sales have a significantly higher cost of sales than services sales. The first six months of 1997 included sales of software licenses of $3.1 million, which have significantly lower costs than product sales, as compared to the first six months of 1998 which had no sales of software licenses.

Selling, general and administrative expenses were $2.1 million or 27.4% of net sales for the quarter ended April 30, 1998 as compared to $1.3 million or 17.6% of net sales for the quarter ended April 30, 1997. Selling, general and administrative expenses were $4.2 million or 29.6% of net sales for the six months ended April 30, 1998 as compared to $2.9 million or 20.0% of net sales for the six months ended April 30, 1997. The increase in selling, general, and administrative expenses was primarily attributable to increased staffing in the sales and marketing departments as well as expanded marketing programs and activities.

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

Research and development expenses were $712,000 or 9.3% of net sales for the quarter ended April 30, 1998 as compared to $881,000 or 12.2% of net sales for the quarter ended April 30, 1997. Research and development expenses were $1.5 million or 10.6% of net sales for the six months ended April 30, 1998 as compared to $1.7 million or 12.1% of net sales for the six months ended April 30, 1997. The decrease in expenses for the comparable quarters, as well as for the comparable six month periods, was primarily attributable to the completion of a product for the retail pharmacy industry. Research and development expenses for fiscal 1998 are focused on Intela and APRS.

The Company has assessed the impact of the Year 2000 on its internal and external software, and has determined that any modification to the software will not have a material impact on the Company or its results of operations or financial condition.

NET OTHER EXPENSE

Net other expense was $12,000 and $3,000 for the quarter and six months ended April 30, 1998 as compared to $34,000 and $77,000 for the comparable periods in fiscal 1997. Net other expense consisted primarily of interest expense on short term borrowings.

PROVISION FOR INCOME TAXES

For the quarter ended April 30, 1998, the provision for income taxes of $10,000 relates to state income taxes. For the quarter ended April 30, 1997, the Company recorded a tax benefit of $95,000. At April 30, 1998, the Company has a deferred tax asset of $2.2 million reflecting the benefit of approximately $5.5 million in loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $7.1 million and $293,000, respectively, will be available to offset taxes generated from future taxable income through 2011 and 2012, respectively. Management believes that the realization of approximately $5.5 million of future tax benefits associated with its net operating loss carryforwards is more likely than not. Accordingly, benefit of $2.2 million related to this future tax benefit has been reflected in the Financial Statements and classified as long term due to the fact that these net operating losses are not expected to be realized, at the earliest, until fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of April 30, 1998 was $4.0 million as compared to $6.7 million as of October 31, 1997. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $3.6 million, the reclassification of the current portion of the deferred tax asset of $1.2 million to long term, and an increase of current liabilities of $1.7 million, offset by an increase in accounts receivable of $2.8 million and an increase in inventories of $800,000.

Cash and cash equivalents were $400,000 as of April 30, 1998 as compared to $4.0 million as of October 31, 1997. The decrease was primarily due to the net loss in the first six months of the year and an increase in accounts receivable. Accounts receivable was $6.7 million as of April 30, 1998 as compared to $3.9 million as of October 31, 1997. The increase was primarily due to the timing of shipments during the quarter and a large international sale made in the first quarter of fiscal 1998. In May and June of 1998, payments totaling $3.1 million were received including the large international sale made in the first quarter. Inventories were $2.7 million as of April 30, 1998 as compared to $1.9 million as of October 31, 1997. The increase was primarily due to the build up of inventory in anticipation of receipt of large orders in the commercial and government sectors. The reserve for inventory obsolescence was $748,000 as of April 30, 1998 as compared to $345,000 as of October 31, 1998. The increase was primarily due to additional reserves required due to the aging of inventory associated with the Company's retail solution products.

Goodwill as of April 30, 1998 was $538,000 as compared to $608,000 at October 31, 1997. Net fixed assets as of April 30, 1998 were $3.5 million as compared to $3.7 million as of October 31, 1997.

In February, 1998, the Company renewed its line-of-credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line-of-credit bears interest at the bank's prime rate plus 1.25% (9.75% at April 30, 1998), and contains a 0.5% commitment fee on the average unused portion of the line. The line expires on February 28, 1999 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At April 30, 1998, there was no outstanding debt against this line-of-credit.

In February, 1998, the Company also renewed its $1,000,000 loan facility. The loan facility bears interest at the bank's prime rate plus 0.5% (9.00% at April 30, 1998), and contains a 0.5% commitment fee on the average unused portion. The loan agreement expires on February 28, 2000, and contains the same restrictive covenants as the line-of-credit, and the agreements for the line-of-credit and loan facility contain cross default provisions. The loan agreement allows the Company, at its option, to make monthly interest-only payments on the outstanding principal balance, but all outstanding amounts are due in full on February 28, 2000. The loan facility is secured by the Company's principal headquarters building. At April 30, 1998, there was no outstanding debt against this loan facility.

In May 1998, the Company entered into a 15 year lease commitment, commencing on or about June 1999, for office space intended to consolidate the Company's headquarters, warehouse, and training facilities. Total rental payments under this lease agreement are approximately $10.6 million over the lease term. The Company has entered into a contract to sell its current headquarters facility, and has committed to lease back the facility prior to its occupation of the new leased space. The sale is expected to be completed by the end of the third quarter of fiscal 1998. Following the sale of the headquarters facility, the $1,000,000 loan facility will be terminated.

The Company believes that, through management of its cash and cash equivalents, and its line of credit, it will not need additional financial resources beyond those presently expected to be available during fiscal 1998.

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

                                       MICROLOG CORPORATION

                                BY  /s/ Richard A. Thompson
                                    --------------------------------------------
                                    Richard A. Thompson
                                    Chief Executive Officer

                                BY  /s/ Steven R. Delmar
                                    --------------------------------------------
                                    Steven R. Delmar
                                    Executive Vice President and Chief Financial
                                    Officer

      June 15, 1998
     ---------------
          DATE