Form 10-Q
period 1998-07-31
MICROLOG CORP
filed 1998-09-15
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended July 31, 1998 Commission file No. 0-14880


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

                                    YES  X   NO
                                        ---     ---

  As of September 14, 1998, 4,287,335 shares of common stock were outstanding.

                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                              July 31,             October 31,
                                                                                1998                   1997
                                                                          ------------------     -----------------
Assets:
Current assets:
    Cash and cash equivalents                                                   $    629,428          $  3,979,452
    Receivables, net of $119,647 and $102,186 allowance
        for doubtful accounts                                                      5,277,903             3,882,564
    Inventories, net                                                               1,634,310             1,920,983
    Deferred tax asset                                                                    --             1,200,000
    Other current assets                                                             371,136               422,836
                                                                                ------------          ------------

    Total current assets                                                           7,912,777            11,405,835

Fixed assets, net                                                                  3,393,387             3,733,994
Licenses, net                                                                        209,524               295,238
Deferred tax asset                                                                        --               950,000
Other assets                                                                          96,260                61,395
Goodwill, net                                                                        505,560               608,238
                                                                                ------------          ------------

     Total assets                                                               $ 12,117,508          $ 17,054,700
                                                                                ============          ============

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                           $     67,620          $     61,180
    Accounts payable                                                               1,988,580             1,872,200
    Accrued compensation and related expenses                                      2,009,713             1,807,709
    Deferred revenue                                                                 752,326               695,017
    Other accrued expenses                                                           730,877               300,152
                                                                                ------------          ------------

     Total current liabilities                                                     5,549,116             4,736,258

Long-term debt                                                                        74,060               141,680
Deferred officers' compensation                                                      255,639               256,255
Other liabilities                                                                         --                32,635
                                                                                ------------          ------------

     Total liabilities                                                             5,878,815             5,166,828
                                                                                ------------          ------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                                      --                    --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,889,205 and 4,872,753 shares issued and 4,287,335
       and 4,270,883 outstanding                                                      48,892                48,727
    Capital in excess of par value                                                16,417,294            16,293,536
    Treasury stock, at cost, 601,870 shares                                       (1,176,537)           (1,176,537)
    Accumulated deficit                                                           (9,050,956)           (3,277,854)
                                                                                ------------          ------------

    Total stockholders' equity                                                     6,238,693            11,887,872
                                                                                ------------          ------------

    Total liabilities and stockholders' equity                                  $ 12,117,508          $ 17,054,700
                                                                                ============          ============

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          For The Three Months                     For The Nine Months
                                                             Ended July 31,                           Ended July 31,
                                                       1998                1997                1998                1997
                                                   ------------        ------------        ------------        ------------
Net sales                                          $  6,928,782        $  8,842,228        $ 21,134,752        $ 23,174,944
                                                   ------------        ------------        ------------        ------------

Costs and expenses:
    Cost of sales                                     5,604,714           5,467,737          15,948,122          14,040,615
    Selling, general, and administrative              2,123,385           1,842,763           6,328,458           4,714,195
    Research and development                            826,808           1,020,364           2,327,737           2,747,754
                                                   ------------        ------------        ------------        ------------

                                                      8,554,907           8,330,864          24,604,317          21,502,564
                                                   ------------        ------------        ------------        ------------

Operating (loss) income                              (1,626,125)            511,364          (3,469,565)          1,672,380

Net other (expense) income                              (11,248)             10,519             (14,004)            (66,704)
                                                   ------------        ------------        ------------        ------------

(Loss) income before income taxes                    (1,637,373)            521,883          (3,483,569)          1,605,676

(Provision) benefit for income taxes                 (2,218,136)             92,658          (2,289,533)            293,203
                                                   ------------        ------------        ------------        ------------

Net (loss) income                                    (3,855,509)            614,541          (5,773,102)          1,898,879

Accumulated deficit:
     at beginning of period                          (5,195,447)         (5,725,160)         (3,277,854)         (7,009,498)
                                                   ------------        ------------        ------------        ------------

     at end of period                              $ (9,050,956)       $ (5,110,619)       $ (9,050,956)       $ (5,110,619)
                                                   ============        ============        ============        ============


Basic weighted average shares outstanding             4,287,335           4,225,646           4,282,372           4,208,538
                                                   ------------        ------------        ------------        ------------
Diluted weighted average shares outstanding           4,287,335           4,501,527           4,282,372           4,528,759
                                                   ------------        ------------        ------------        ------------

Basic (loss) earnings per share                    $      (0.90)       $       0.15        $      (1.35)       $       0.45
Diluted (loss) earnings per share                  $      (0.90)       $       0.14        $      (1.35)       $       0.42


See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           For the             For the
                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                        July 31, 1998        July 31, 1997
                                                                      -----------------    ------------------
Cash flows from operating activities:
     Net (loss) income                                                  $(5,773,102)            $ 1,898,879
     Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
         Depreciation                                                       661,880                 647,367
         Amortization of goodwill and licensing agreement                   188,392                 235,339
         Consulting expense funded through stock options
            granted                                                          50,000
         Changes in assets and liabilities:
            Receivables                                                  (1,395,339)             (2,617,835)
            Inventories                                                     286,673                 278,288
            Other assets                                                     16,835                (225,046)
            Deferred tax asset                                            2,150,000                (300,000)
            Accounts payable                                                116,380               1,156,500
            Accrued compensation and related expenses                       202,004                 580,822
            Deferred officers' compensation                                    (616)                 10,014
            Deferred revenue                                                 57,309                      --
            Other accrued expenses and accrued liabilities                  398,090                 (73,704)
                                                                        -----------             -----------

      Net cash (used in) provided by operating activities                (3,091,494)              1,640,624
                                                                        -----------             -----------

Cash flows from investing activities:
     Purchases of fixed assets                                             (321,273)               (477,593)
                                                                        -----------             -----------

      Net cash used in investing activities                                (321,273)               (477,593)
                                                                        -----------             -----------

Cash flows from financing activities:
     Reduction in long-term debt                                            (61,180)                (54,740)
     Net payments under line-of-credit agreements                                --              (1,400,000)
     Exercise of common stock options                                       123,923                  63,850
                                                                        -----------             -----------

     Net cash provided by (used in) financing activities                     62,743              (1,390,890)
                                                                        -----------             -----------

Cash and cash equivalents:
     Net decrease during period                                          (3,350,024)               (227,859)
     Balance at beginning of period                                       3,979,452               1,170,603
                                                                        -----------             -----------

     Balance at end of period                                           $   629,428             $   942,744
                                                                        ===========             ===========


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JULY 31, 1998 (Unaudited) and OCTOBER 31, 1997



General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at July 31, 1998 and October 31, 1997, and the results of their operations and their cash flows for the three and nine month periods ended July 31, 1998. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1998.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1997.


Note 1 - Inventories                                                                (Unaudited)
                                                                                     July 31,              October 31,
Inventories consist of the following:                                                  1998                   1997
                                                                                 ------------------     ------------------
       Components                                                                      $ 2,401,567            $ 1,474,629
       Work-in-process and finished goods                                                  562,937                791,576
                                                                                 ------------------     ------------------
                                                                                         2,964,504              2,266,205
       Less: reserve for obsolescence                                                   (1,330,194)              (345,222)
                                                                                 ------------------     ------------------

                                                                                       $ 1,634,310            $ 1,920,983
                                                                                 ==================     ==================


Note 2 - Fixed Assets
                                                                                    (Unaudited)
Fixed assets consist of the following:                                               July 31,              October 31,
                                                                                       1998                   1997
                                                                                 ------------------     ------------------
       Land                                                                              $ 520,000              $ 520,000
       Building                                                                          2,511,266              2,511,266
       Office furniture and equipment                                                    3,772,655              3,451,382
       Vehicles                                                                             23,642                 23,642
       Leasehold improvements                                                              176,096                176,096
                                                                                 ------------------     ------------------
                                                                                         7,003,659              6,682,386
       Less: accumulated depreciation and amortization                                  (3,610,272)            (2,948,392)
                                                                                 ------------------     ------------------

                                                                                       $ 3,393,387            $ 3,733,994
                                                                                 ==================     ==================

Accumulated amortization on the Company's intangible assets was $1,574,837 and $1,386,445 at July 31, 1998 and October 31, 1997, respectively.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:

                          PERCENTAGE OF TOTAL REVENUES

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                    JULY 31,                               JULY 31,
                                                              1998              1997              1998              1997
                                                              ----              ----              ----              ----
Revenues
 Voice processing                                              57.7%             61.6%            57.3%             60.4%
 Performance analysis and support services                     42.3%             38.4%            42.7%             39.6%
                                                              -----             -----            -----             -----

   Total                                                      100.0%            100.0%           100.0%            100.0%

Costs and expenses
 Cost of sales                                                 80.9%             61.8%            75.5%             60.6%
 Selling, general, and administrative                          30.7%             20.9%            29.9%             20.4%
 Research and development                                      11.9%             11.5%            11.0%             11.8%
                                                              -----             -----            -----             -----

   Total                                                      123.5%             94.2%           116.4%             92.8%
                                                              -----             -----            -----             -----

Operating (loss) income                                       (23.5)%             5.8%           (16.4)%             7.2%

Net other (expense) income                                     (0.1)%             0.1%            (0.1)%            (0.3)%
                                                              -----             -----            -----             -----

(Loss) income before income taxes                             (23.6)%             5.9%           (16.5)%             6.9%

(Provision) benefit for income taxes                          (32.0)%             1.0%           (10.8)%             1.3%
                                                              -----             -----            -----             -----

Net (loss) income                                             (55.6)%             6.9%           (27.3)%             8.2%
                                                              =====             =====            =====             =====

RESULTS OF OPERATIONS

The Company had a net loss of $3,856,000 (($.90) per basic and diluted share) for the quarter ended July 31, 1998 and a net loss of $5,773,000 (($1.35) per basic and diluted share) for the nine months ended July 31, 1998. These results include a write-off of the deferred tax asset for the three and nine month periods of $2,150,000 (($.50) per basic and diluted share). As a result of the losses in the first three quarters of fiscal 1998, management believes that the expected future realization of the Company's net operating loss carryforwards is not likely to be realized in the near future. By comparison, the Company had net income of $615,000 ($.15 per basic share and $.14 per diluted share), and $1,899,000 ($.45 per basic share and $.42 per diluted share) for the comparable periods in fiscal year 1997. The Company is now reporting basic and diluted earnings per share as required under Statement of Financial Accounting Standards (SFAS No.128), "Earnings per Share", which became effective for the Company in the first quarter of 1998.

The loss for the third quarter of fiscal 1998 and the nine months ended July 31, 1998 was primarily attributable to lower than expected sales in the Company's voice processing operations, particularly in the commercial and international sectors, a change in the sales mix in the Company's voice processing operations and an increased level of staffing in the sales and marketing departments and expanded marketing programs and activities relating primarily to the upcoming introduction of a new call center product. Voice processing sales for the comparable quarters, as well as the comparable nine month periods, included lower profit margins on a higher percentage of product sales in fiscal year 1998. Fiscal year 1997 had a higher percentage of software and services sales. Product sales have a significantly higher cost of sales than software and services sales.

NET SALES

Net sales for the quarter ended July 31, 1998 were $6.9 million, which represented a decrease of 22% as compared to $8.8 million of net sales for the quarter ended July 31, 1997. Net sales for the nine months ended July 31, 1998 were $21.1 million, which represented a decrease of 9% as compared to $23.2 million of net sales for the nine months ended July 31, 1997. The decrease for the quarter as well as the comparable nine month periods was primarily attributable to a decrease in voice processing net sales.

VOICE PROCESSING NET SALES

Voice processing net sales for the quarter ended July 31, 1998 were $4.0 million, which represented a decrease of 26% as compared to $5.4 million of net sales for the quarter ended July 31, 1997. The net sales for the nine months ended July 31, 1998 were $12.1 million, which represented a decrease of 14% as compared to $14.0 million of net sales for the nine months ended July 31, 1997. The decrease in sales for the comparable quarters was primarily attributable to a decrease of 68% in sales to commercial customers and a decrease of 20% in sales to international customers. The decrease in sales for the comparable nine month periods was primarily due to a decrease of 49% in sales to commercial customers, partially offset by an increase of 71% in sales to international customers. The decrease in commercial sales was primarily due to delays or losses of various anticipated orders of the APRS product. The Company's commercial sales of the APRS product are subject to increased competition, including the internal MIS departments of potential retail pharmacy customers. The Company is seeking to increase its commercial sales by adding a new call center product. The increase in international sales for the nine months ended July 31, 1998 was primarily due to a sale of $1.6 million to a subsidiary of KPN Telecom of The Netherlands.

As of July 31, 1998, the Company had a backlog of existing orders for voice processing systems totaling $3.1 million. The backlog, as of July 31, 1997, was $5.4 million. Of the $3.1 million of backlog at July 31, 1998, approximately $1.4 million is expected to be recognized as sales beyond fiscal year 1998. The Company has experienced fluctuations in its backlog at various times during the past two fiscal years attributable primarily to the seasonality of government purchases. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Performance analysis and support services net sales for the quarter ended July 31, 1998 were $2.9 million, which represented a decrease of 15% as compared to $3.4 million of net sales for the quarter ended July 31, 1997. The net sales for the nine months ended July 31, 1998 were $9.0 million, which represented a decrease of 2% as compared to $9.2 million of net sales for the nine months ended July 31, 1997. This decrease was principally attributable to reductions in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the Company's principal customer for these services. Also, because of the current low unemployment rate in the Washington, DC area, the Company has had difficulties in recruiting and hiring qualified employees to replace employees that have terminated.

The Company believes that its performance analysis contracts are likely to continue to provide a stable source of sales. The Company does not anticipate that any changes in defense priorities or spending will result in any material adverse affect over the next fiscal year on its net sales from performance analysis and support services nor alter the manner in which it procures contracts for such services. However, there is no assurance that changes in defense priorities or continuing budget reductions will not cause such an effect during the fiscal year or thereafter.

As of July 31, 1998, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $1.7 million. By comparison, the backlog as of July 31, 1997 was $1.4 million. Of the $1.7 million of backlog at July 31, 1998, approximately $0.7 million is expected to be recognized as sales beyond fiscal year 1998. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized and the Government has the right to cancel contracts at any time, although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $5.6 million or 80.9% of net sales for the quarter ended July 31, 1998 as compared to $5.5 million or 61.8% of net sales for the quarter ended July 31, 1997. Cost of sales was $15.9 million or 75.5% of net sales for the nine months ended July 31, 1998 as compared to $14.0 million or 60.6% of net sales for the nine months ended July 31, 1997. The increase in cost of sales for the comparable quarters, as a percentage of revenue, was primarily attributable to lower margins on product sales to government customers and lower services sales to government customers. The increase in cost of sales for the comparable nine month periods was primarily attributable to a higher percentage of voice processing product sales than services sales. Product sales have a significantly higher cost of sales than services sales. The first nine months of fiscal year 1997 included sales of software licenses of $3.1 million, which have significantly lower costs than product sales, as compared to the first nine months of fiscal year 1998 which had no sales of software licenses.

Selling, general and administrative expenses were $2.1 million or 30.7% of net sales for the quarter ended July 31, 1998 as compared to $1.8 million or 20.9% of net sales for the quarter ended July 31, 1997. Selling, general and administrative expenses were $6.3 million or 29.9% of net sales for the nine months ended July 31, 1998 as compared to $4.7 million or 20.4% of net sales for the nine months ended July 31, 1997. The increase in selling, general, and administrative expenses was primarily attributable to increased staffing in the sales and marketing departments as well as expanded marketing programs and activities.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $827,000 or 11.9% of net sales for the quarter ended July 31, 1998 as compared to $1.0 million or 11.5% of net sales for the quarter ended July 31, 1997. Research and development expenses were $2.3 million or 11.0% of net sales for the nine months ended July 31, 1998 as compared to $2.7 million or 11.8% of net sales for the nine months ended July 31, 1997. The decrease in expenses for the comparable quarters, as well as for the comparable nine month periods, was primarily attributable to the completion of research and development on a product for the retail pharmacy industry. Research and development expenses for fiscal year 1998 are focused on the Intela products and the upcoming introduction of a new call center product.

The Company has assessed the impact of the Year 2000 on its internal and external software, and has determined that any modification to the software will not have a material impact on the Company or its results of operations or financial condition.



NET OTHER EXPENSE / INCOME

Net other expense was $11,000 and $14,000 for the quarter and nine months ended July 31, 1998 as compared to net other income of $10,000 for the quarter ended July 31, 1997 and net other expense of $67,000 for the nine months ended July 31, 1997. Net other expense consisted primarily of interest expense on short term borrowings and net other income consisted primarily of interest income on cash and cash equivalents.

PROVISION FOR INCOME TAXES

For the quarter ended July 31, 1998, the Company wrote-off the deferred tax asset of $2,150,000. As a result of the losses in the first three quarters of fiscal year 1998, management believes that the expected future realization of the Company's net operating loss carryforwards is not likely to be realized in the near future. By comparison, the Company recorded a tax benefit of $95,000 for the quarter ended July 31, 1997.

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

The Company believes that its ability to meet revenue targets and the products and services mix will primarily determine the Company's profitability for each fiscal quarter. The Company's backlog on a quarterly basis generally will not be large enough to assure that the Company will meet its revenue targets for a particular quarter, and delivery of backlog depends upon a number of factors, as discussed above. Further, a large percentage of any quarter's shipments have traditionally been booked in the last month of the quarter. Consequently, quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which is difficult to predict.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of July 31, 1998 was $2.4 million as compared to $6.7 million as of October 31, 1997. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $3.4 million, the write-off of the current portion of the deferred tax asset of $1.2 million, and an increase in current liabilities of $0.8 million, offset by an increase in accounts receivable of $1.4 million.

Cash and cash equivalents were $629,000 as of July 31, 1998 as compared to $4.0 million as of October 31, 1997. The decrease was primarily due to the net loss in the first nine months of the year and an increase in accounts receivable. Since July 31, 1998, cash has increased by over $2.0 million as a result of the sale of the Company's principal office building. Accounts receivable was $5.3 million as of July 31, 1998 as compared to $3.9 million as of October 31, 1997. The increase was primarily due to the timing of shipments during the quarter. Inventories were $1.6 million as of July 31, 1998 as compared to $1.9 million as of October 31, 1997. The decrease in inventories was primarily due to the increase in the reserve for obsolescence offset by the increases in inventory in anticipation of receipt of large orders in the commercial sector. The reserve for inventory obsolescence was $1.3 million as of July 31, 1998 as compared to $345,000 as of October 31, 1997. The increase was primarily due to additional reserves required due to the aging of inventory associated with the Company's retail solution products.

Goodwill as of July 31, 1998 was $506,000 as compared to $608,000 at October 31, 1997.

Net fixed assets as of July 31, 1998 were $3.4 million as compared to $3.7 million as of October 31, 1997. In May 1998, the Company entered into a 15 year lease commitment, commencing on or about June 1999, for office space intended to consolidate the Company's headquarters, warehouse, and training facilities. Total rental payments under this lease agreement are approximately $10.6 million over the lease term. In August, 1998, the Company sold its principal headquarters building for $2.4 million and has committed to lease back the building prior to its occupation of the new leased space. The Company does not anticipate recording a large gain or loss on the sale of the building.

In February, 1998, the Company renewed its line-of-credit facility with its bank which allows the Company to borrow up to 70% of its eligible receivables to a maximum of $2,000,000. The line-of-credit bears interest at the bank's prime rate plus 1.25% (9.75% at July 31, 1998), and contains a 0.5% commitment fee on the average unused portion of the line. The line expires on February 28, 1999 and subjects the Company to a number of restrictive covenants, including a requirement to maintain a minimum consolidated tangible net worth, a maximum ratio of total liabilities to tangible net worth, and a minimum current ratio. There are restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's tangible assets. At July 31, 1998, the Company was not in compliance with the covenant for a minimum consolidated tangible net worth. The covenant requires the minimum net worth to be $7,500,000, but the Company's net worth was $5,524,000. The bank waived the covenant at July 31. There was no outstanding debt against this line-of-credit at July 31, 1998.

In February, 1998, the Company also renewed its $1,000,000 loan facility. The loan facility bears interest at the bank's prime rate plus 0.5% (9.00% at July 31, 1998), and contains a 0.5% commitment fee on the average unused portion. At July 31, 1998, there was no outstanding debt against this loan facility. The loan facility was secured by the Company's principal headquarters building. In August, 1998, when the Company sold the building, the loan facility terminated.

The Company believes that, through management of its cash and cash equivalents, and its line of credit, it will not need additional financial resources beyond those presently expected to be available during fiscal year 1998. However, if losses continue, the Company likely will need to seek additional debt or equity financing. There can be no assurance that such financing would be available on acceptable terms. Failure to raise any required financing would have a material adverse effect on the Company.

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

                        MICROLOG CORPORATION

                        BY /s/ Richard A. Thompson
                            ----------------------------------------------------
                           Richard A. Thompson
                           President and Chief Executive Officer

                        BY  /s/ Steven R. Delmar
                            ----------------------------------------------------
                            Steven R. Delmar
                            Executive Vice President and Chief Financial Officer

      September 14, 1998
      ------------------
          DATE