Form 10-K
period 1998-10-31
MICROLOG CORP
filed 1999-03-19
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998           Commission File No. 0-14880


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the March 4, 1999 closing price of these shares) was approximately $5.4 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq National Market.

        As of March 4, 1999, 4,287,585 shares of the Registrant's Common
                            Stock were outstanding.
       ------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Parts I, II and IV incorporate information by reference from portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998 attached as an exhibit hereto (the "Annual Report to Shareholders").

                                     PART I

ITEM 1. BUSINESS

GENERAL

Microlog Corporation ("Microlog" or the "Company") designs, assembles, and supports, a variety of interactive communications systems which allow users to remotely interact with computer systems via voice, touch-tone phone, or graphical means and to access information on computer databases as well as provides open solutions for customer contact center management. In addition, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of its business, historically, has provided a stable source of sales and profits, the Company believes that its principal opportunities for growth are in the interactive communications and contact center solutions segments and has been concentrating its efforts on those segments.

The Company had a net loss of $8.6 million (($2.02) per basic and diluted share) for the fiscal year ended October 31, 1998. These results include a write-off of $2.15 million (($.50) per basic and diluted share) related to the deferred tax asset. As a result of the losses in fiscal year 1998 and the uncertainty of future profitability, management believes that the expected future realization of the Company's net operating loss carryforwards is not likely to be realized in the near future. By comparison, the Company had net income of $3.7 million ($.89 per basic share and $.82 per diluted share) for the fiscal year ended October 31, 1997, which included a $1.5 million ($.36 per basic share and $.33 per diluted share) income tax benefit. The Company had net income of $2.7 million ($.67 per basic share and $.59 per diluted share) for the fiscal year ended October 31, 1996, which included a $650,000 ($.16 per basic share and $.14 per diluted share) income tax benefit. The Company is now reporting basic and diluted earnings per share as required under Statement of Financial Accounting Standards (SFAS No.128), "Earnings per Share", which became effective for the Company in fiscal year 1998.

The net loss of $8.6 million for fiscal year 1998 was attributable to the Company's voice processing operations. Approximately $5.3 million of this loss was due primarily to insufficient voice processing revenues and a change in the sales mix in the Company's voice processing operations. The loss was also due in part to a write-off of the deferred tax asset ($2.15 million), a large increase in the reserve for inventory obsolescence ($1.3 million), the write-off of goodwill ($0.5 million), and reserves associated with the relocation of its operations facility in The Netherlands ($0.3 million). These losses were offset by the $1.0 million net income generated from the Company's performance analysis and supports services operations.

Over the past fiscal year the Company has been experiencing reduced demand, increased competition and reduced margins in the voice processing area, which the Company attributes to market forces. The Company believes that interactive information response (IIR) systems in general, and in the retail pharmacy vertical market targeted by the Company's commercial sales efforts in particular, are becoming commodities which are more readily available from an increased number of vendors and require less engineering customization. In addition, governmental customers have been procuring large IIR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in greater difficulty in making sales and increased pressure on margins. One of the Company's short-term responses to these market trends has included increased marketing efforts focusing on the capabilities of the Company's Intela product and its ability to customize the product to meet specific application requirements.

In February 1999, the Company restructured its voice processing operations in order to bring expenses in line with forecasted revenues. In connection with this restructuring, the Company reduced its voice processing workforce by approximately 25% and wrote off equipment associated with its headcount reductions. As a result of the restructuring and cost reduction plan the Company expects to reduce total voice processing operating expenses by approximately $4.0 million annually and approximately $2.3 million for the remainder of fiscal year 1999, starting in the second quarter of fiscal year 1999.

In February 1999, the Company and its financial institution put in place a $750,000 line-of-credit facility, which allows the Company to borrow up to 75% of the eligible receivables of Old Dominion Systems Inc. of Maryland.

The line of credit bears interest at the bank's prime rate plus 1.25% (9% at February 11, 1999) and is payable upon demand. At March 17, 1999, $500,000 was outstanding against this line-of-credit. This credit facility will be terminated upon closing of the $2.0 million revolving line-of-credit facility with the new financial institution discussed below.

The Company has a commitment for a $2.0 million revolving line-of-credit facility with a new financial institution, which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $2,000,000, subject to the right of the financial institution to make loans at its discretion. The Company expects to close on this loan facility by the end of March, 1999. The line-of-credit bears interest at the bank's prime rate plus 2.25% (10.00% at March 17, 1999), and contains a 0.025% fee on the average unused portion of the line as well as a monthly collateral fee and a 1% upfront commitment fee. The term of the loan is one year, and subjects the Company to a restrictive covenant of not exceeding 115% of its consolidated planned quarterly losses for its second and third quarters of fiscal year 1999, and a requirement for consolidated profitability beginning in the fourth quarter of fiscal year 1999. The line also subjects the Company to a number of restrictive covenants including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line will be secured by all of the Company's assets.

In fiscal year 1999, the Company's strategy for addressing the market trends will be to move aggressively into the customer contact center market, which was a new vertical market for the Company in late fiscal year 1997 and fiscal year 1998. The Company will be focusing sales of its UNIX-based Intela product, the Company's principal interactive communications system, on contact center applications. The Company also will be promoting its newest product line, uniQue(TM), a family of open solutions for customer contact center management that leverages the effectiveness of unified queuing, priority and skills-based routing, and "zero administration" at the agent's desktop. With "zero administration" the system administrator makes changes to the configuration or application from a central location and distributes to the agents' desktops automatically. In fiscal year 1998, the Company launched its first product from the uniQue suite of contact center products, uniQue Agent(TM), an application that allows the contact center agent to seamlessly manipulate all of the different media types: email, fax, Web, and voice contacts all at one work station. The Company is devoting significant efforts to promote market acceptance of uniQue Agent(TM), and is commencing an advertising campaign directed specifically at contact centers, collections, and interactive communications industries.

To a lesser extent, the Company also will be focusing on another Intela application, The Automated Collector (TAC), which has recently been enhanced to add features the Company believes will meet market requirements. The Company will be seeking technology partners and resellers for this product in fiscal year 1999.

Also in fiscal year 1999, the Company will continue to market its Intela product to its base of VCS 3500 customers. The Company no longer offers the VCS 3500 product; there were no VCS 3500 product revenues in fiscal years 1998 or 1997 and limited revenues ($0.6 million) in fiscal year 1996. The Company continues to support its base of VCS 3500 customers and receives service revenues from this support, but expects these revenues to decline since the Company has not updated the product including with respect to Year 2000 compliance since fiscal year 1996.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully reduce costs. The Company is subject to the risk that it will not be able to obtain and maintain the necessary debt financing it requires to implement its new strategy. Failure to obtain and maintain required financing would have a material adverse effect on the Company. The Company's fiscal year 1999 operating budget includes significant expenditures relating to the development and marketing of its new product line, uniQue, and requires the Company to utilize debt financing to maintain its new strategy. The Company's anticipated cash flows from existing operations will not generate the required cash flows to successfully launch the Company's new strategy. If the Company is unable to obtain and maintain the necessary debt financing, the Company will not be able to successfully implement its new strategy and it will be forced to reduce expenditures in addition to those associated with the restructuring discussed above in order to continue as a going concern. The Company is subject to the risks that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences. In March 1999, the Company has a commitment for a new line-of-credit facility with a new financial institution.

The results of the Company's performance during fiscal 1998, 1997, and 1996, are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference into
Item 7 of the report. That section should be read in its entirety in conjunction with the discussion of the Company's business in this Item 1. Information concerning the Company's operations by business segment is hereby incorporated by reference from Note 1 of the "Notes to Consolidated Financial Statements" incorporated by reference into Item 8 of this Report.

Microlog, a Virginia corporation, was organized in 1969. The Company's wholly owned subsidiaries are Microlog Corporation of Maryland, Old Dominion Systems Incorporated of Maryland, and Microlog Europe.

INTERACTIVE COMMUNICATIONS

INTERACTIVE COMMUNICATIONS INDUSTRY

Interactive communications systems are designed to serve the needs of organizations which are searching for an efficient, cost-effective means to deliver and communicate information and complete business transactions in a timely manner. These systems use specialized computer hardware and software to store, retrieve, and transmit digitized voice messages and to access information on computer databases. In traditional Interactive Voice Response, callers hear voice prompts and then use a touch-tone telephone to enter information into, and/or retrieve information from, a computer database. Voice processing systems have evolved to interactive communications systems, which provide information not only through voice, but through a wide range of additional input devices and interfaces, including the Internet, fax, Telecommunications Device for the Deaf
(TDD), Analog Display Services Interface (ADSI) screen phones, and pagers.

Interactive   communications   typically  includes  a  voice  processing  system
connected to an external computer that contains data of interest to callers. With touch-tone or voice commands (using speech recognition software), which often include passwords, codes or account numbers, callers can query the computer and have data read back to them in voice form. Depending on the customer's application, callers may also change data on the computer or input new data with touch-tone or voice commands. Interactive communications is widely used for functions such as reporting account balances, checking on inventory, or determining the status of applications or permits in process. Interactive communications systems range from small systems with basic voice processing features utilizing a few phone lines, to larger more complex distributed systems with hundreds of lines.

PRODUCTS

The Company's interactive communications products include the Intela(TM), a UNIX-based platform product, which is capable of running many different applications simultaneously, including pre-packaged applications, such as The Automated Collector(TM), and numerous development tools, and its newest product line, the uniQue(TM) family of open solutions for customer contact center management. The Company also offers a Retail Solutions product line that operates under either a UNIX or DOS operating system, and the VCS 3500(TM)
products which are DOS-based only. Microlog emphasizes the interactive communications applications of its Intela product, but also provides much of the same application functionality through the VCS 3500 and Retail Solutions product lines.

The following functionality is provided through the Company's interactive communications products:

     Audiotex is used by organizations to construct a "library" of pre-recorded messages, which outside callers can access through touch-tone or voice commands without live operator assistance. Customers can record and change menus and messages themselves over the telephone at any time. Libraries of information may be presented in different languages, and callers with rotary telephones may also access menus and information. Up to 50,000 messages may be presented. Audiotex software finds wide use by organizations that receive large volumes of highly-repetitive telephone requests for information. Major advantages of audiotex over live information operators include the availability of information at every hour of the day and the consistency in information disseminated.

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

     Service Management System (SMS) allows network and operations managers to configure and manage their interactive communications system through a simple, consistent graphical "point & click" interface. SMS allows network managers to monitor the status, retrieve usage statistics, configure hardware and software resources, and install software on any Intela-based system installed in the network.

     Fax Software allows system users to automatically receive stored fax documents on demand from the voice processing system. Customer service and sales support operations are frequent users of fax software. A service representative can take a request for documents from the system and designate faxes to be sent in response without exiting the interactive communications system.

     Interactive Voice Response (IVR) provides a telephone interface to computer systems. IVR allows a user to call into a computer and access various information systems using a touch-tone telephone or voice commands.

     Interactive Web Response (IWR) allows the interactive communications platform to handle web-originated input as it would data collected from a standard phone interaction. IWR performs activities such as database lookups, outgoing faxes, conferencing, or sending information to agents for customer callbacks. Acting as the interface between a web site and the interactive communications system, IWR passes information collected through a web contact using CGI and sockets. The results are delivered though a web page that is sent back to the user.

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

     Multiple Languages Interface Software allows system messages to be played in multiple languages. It also interfaces TDD terminals to VCS 3500 systems over telephone lines. The interface enables TDD users to interact with most VCS 3500-software modules as if voice communications were being used. Users simply type messages onto their TDD terminals and send them to the voice processing system, which understands the input and responds with menus, prompts and messages which are printed on the TDD terminal. It has broad application in areas where the hearing-impaired must have access to information sources.

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

     Release Line Trunking (RLT) provides the ability to transfer the same call several times. After the call to each transfer destination is complete, the telephone line to that destination is released. A call may, for example, initially be transferred to a phone number, which can provide information required for the second transfer. In the Microlog applications, RLT is often used for long distance transfers.

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

     Text-to-Speech converts typed ASCII data, resident on host computers or databases, to computer-generated synthetic speech on demand. It has an extensive vocabulary, since it can pronounce any string of letters, which are sent to it. Microlog's text-to-speech module is ideal for applications requiring information from large text databases. Because text-to-speech works with external databases, the module works with the interactive voice response module that provides the link between the VCS 3500 or Intela interactive communications system and the customer's database.

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

     Voice Mail provides an organization with "voice mailboxes" in which internal or external callers may leave detailed, confidential messages at any time. Voice mail overcomes many limitations of telephone systems, allowing people to exchange information and transact business without having to be on the phone together. It eliminates paperwork and adds meaning and content, which written messages can not reflect. Benefits include, increased office productivity through fewer interruptions, timely and accurate message delivery, increased message detail, and reduced callbacks and "telephone tag." Messages may be left for groups of people as well as individuals. Callers may edit messages, reviewing and re-recording until satisfied. Mailbox owners may review, save, forward or discard voice messages.

     uniQue(TM)

     Microlog's new uniQue product family will offer comprehensive open architecture, cross platform solutions for customer contact centers. uniQue is designed for the contact center with 5 to 5,000 agents and seamlessly integrates all of the contact center's telephony, computer and business applications. uniQue is designed for the contact center manager and offers the agent appropriate tools necessary to handle customer interactions.

     The uniQue product includes the following features:

     Multiple Media - uniQue accepts and intelligently routes all customer contacts, whether from a traditional telephone call, Web contact, email, facsimile, or even simple postal mail. By accepting any type of contact from the customers, uniQue becomes the single source repository of all customer interaction providing the user with a powerful information tool that summarizes customer behavior and provides better customer satisfaction.

     Contact Prioritization - In addition to handling all types of media, uniQue prioritizes the contact based upon the rules established by the contact center manager in order to ensure that all of the user's customers are handled in the most appropriate manner, such as servicing the most important customers first.

     Intelligent Routing - uniQue leverages the effectiveness of skills-based routing by matching the customer contact to the most appropriate agent skill required to service the contact. uniQue's simple system administration feature allows the supervisor to quickly and easily add or remove skills to any agent on-line. This allows the contact center's management to schedule and maintain the most appropriate level of agents at all times.

     Easy Configuration & Remote Administration - Being a completely Web-based Java application, uniQue offers the contact center management zero administration at the agent 's workstation. The Java applet is hosted on the uniQue server. It is loaded only once, and each time an agent logs into the application, the uniQue applet is downloaded to the agent's workstation eliminating any agent workstation configuration or administration.

     Web-Based System - Keeping with the concept of open systems, uniQue operates on any agent computer with any operating system provided there is a properly configured Java-enabled Web browser on the agent's desktop. This concept frees the user from being tied to a single computer environment, system architecture or operating system. uniQue will operate in an environment where there may be multiple types of computers. The open system approach provides tremendous flexibility to a contact center's computing requirements and simplifies the task of integration.

     Reporting - Included with uniQue is a powerful statistical data capturing and reporting component. Contact center managers can generate any number of statistical reports from the system. uniQue stores each customer contact along with the detailed information about the contact. Detailed information which could be stored include but are not limited to: contact duration, agent wrap-up time, total contact length, contact outcome, contact result and contact reason. With uniQue, contact center managers are able to develop their own reports which summarize agent productivity, contact center accomplishments, and even business success statistics.

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

     Microlog has installed Intela for many different customers, with one of our largest Intela customers being the Internal Revenue Service (IRS). Projects for the IRS included Voice Balance Due (VBD), which enables eligible taxpayers to check the status of their debt to the U.S. Government and set up repayment plans. The Refund Inquiry application enables taxpayers to call the IRS and, by selecting the Refund Inquiry on Intela, automatically obtain their refund status, including the amount of the refund. Microlog also employed the Intela for call center solutions in Europe for companies such as, Sykes, KLM Royal Dutch Airlines, and Xerox.

     Intela is based on an Intel Pentium(R) hardware platform utilizing a UNIX operating system with a Graphical User Interface (GUI) for application development. The Intela system has a non-proprietary open architecture. User screens, voice prompts, and documentation are available in many foreign languages. Intela also supports text-to-speech, speech recognition, remote and local databases, host connectivity, web and fax.

     Each Intela system incorporates multiple servers with hard disk storage and several voice cards. Intela uses distributed servers, each of which handles a part of the total processing task, rather than one large central processor. By increasing the number of voice cards and the number of distributed servers, the Company can configure the interactive communications systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as tabletop, floor-standing, or rack mounted units. These units can be networked to create a larger system with thousands of ports, and they can be configured to run on -48 volt DC for use in a Central Office (CO).

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

     Prompt Loading and Management Facility provides the capability for prompt creation, a major function in voice applications. With the Intelaware prompt loading facility, prompts can be reviewed, recorded, installed, deleted, backed up to removable media, restored, and distributed over a local or wide-area data network (LAN/WAN). They can be loaded on-line over the telephone, a microphone, or from a tape, and the process can be semi- or fully- automatic, depending on whether dual-tone multifrequency (DTMF) tones are coded on the tape to identify the prompts. Users can record individual prompts, a list of prompts, or record with DTMF prompt numbers, and the prompts will be replaced only after they have been reviewed and accepted. New or updated prompts will be phased in automatically while applications remain on-line.

     Prompt Manager allows users to retrieve a prompt from storage on a port server and have the graphical representation shown in a window. The user can modify the prompt simply by clicking on the window and performing any of the following actions: cut, copy, paste, delete, trim silence, adjust again, convert sections of a prompt to silence, and change sampling rate.

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

     Centralized System Management provides a graphical means to address the operation, administration, and maintenance (OA&M) of a distributed system. It provides a graphical representation of the application server and its attached Intela systems, including the command link mode used, Ethernet or serial links. Further, by clicking on the Intela icon, an additional window is displayed. In this window, a graphic of the Intela display panel, with active trunk status indicators and disk usage indicators, is shown. Clicking on a trunk status indicator opens an additional window that depicts information about the running application.

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

     In 1998, the Company delivered Intela System Release 6 (SR6), and completed work on several functional enhancements to the product. In addition, work was completed to support Dialogic SCbus capabilities and improvements in speech technology services. Additional Intela features released in SR6 included IntelaSMS(TM) that provides Simple Network Management Protocol
     (SNMP) capabilities and a standard Management Information Base (MIB) to allow centralized management of distributed Intela systems. IntelaWeb(TM) combines the best of traditional touch-tone based interactive communications and the Web experience. IntelaWeb allows traditional call flows and applications to be Web-enabled, without complex redesign or code rewrites. IntelaWeb also supports industry standard HTML, CGI and Java Script.

     System enhancements provided in the SR6 release include:

     o    Year  2000  Compliance;

     o SCbus Support - a real time, high-speed communications bus that provides for transmission of digital information between SCbus compliant products. SCbus allows systems to efficiently share resources so that multiple technologies can be connected to each port as needed which provides more scaleable IVR systems at a cost savings because of more efficient resource deployment;

     o Enhanced Speech Recognition and Text-to-Speech services including integration of Dialogic's Antares DSP platform, dynamic language specification for both Automatic Speech Recognition (ASR) and Text-To-Speech (TTS), improved ASR and TTS cut-through support, addition of PureSpeech and VCS ASR technologies, and the addition of Centigram TTS.

     THE AUTOMATED COLLECTOR

     The Automated Collector is a flexible, robust, interactive communications application that automates the process of collecting outstanding debt from consumers. It is designed to handle both inbound and outbound calls. The Automated Collector uses scripted messages to collect promises to pay -- debtors are asked to either commit to pay their debt in full, or are given the opportunity to negotiate a payment schedule over a period of months.

     Microlog created The Automated Collector based on a custom application developed for the Internal Revenue Service (IRS), one of the largest collections call centers in the world. The IRS required an automated means of allowing taxpayers in arrears to commit to a federal tax repayment plan. This application, called Voice Balance Due (VBD), has lead to a significant increase in incremental collections by the IRS. Based on the application developed for the IRS, the Company created The Automated Collector for commercial customers.

     The Automated Collector can operate 24-hours per day, 7 days a week, 365 days a year. The Automated Collector verifies right party contact by asking debtors to enter an identification number, such as their social security number or other data known only to them. When necessary, the caller can choose to transfer to a live collector. The Automated Collector is flexible enough to accommodate a variety of debt collection strategies including small balance accounts, and most-likely-to-pay accounts.

     The Automated Collector can:
     o    Handle both inbound and outbound collections calls
     o    Verify "Right Party Contact"
     o    Collect  Promises to Pay or set up payment  schedules
     o    Accommodate a variety of debt collection strategies

     Automating Collections will:
     o    Increase contact rates
     o    Increase productivity
     o    Drive down variable costs
     o    Increase capacity
     o    Expand hours of operations

     RETAIL SOLUTIONS

     Retail Solutions consists of several applications designed and manufactured specifically for the retail pharmacy industry. These applications include the Automated Prescription Refill System (APRS(R)), Photo Ready(TM), Prescription Ready(TM), and the ProNouncer(R).

     AUTOMATED PRESCRIPTION REFILL SYSTEM (APRS)

     APRS is the primary product available under Microlog's Retail Solutions product line. The APRS product helps pharmacies improve operating efficiencies and customer service. Prices for APRS are dependent on the number of ports in the system (from 4 to 16), the amount of voice storage, the need for additional equipment, and the need for any customization of the application. Patients calling into the APRS can use the touch-tone keypad on their phone to enter their prescription refill orders, inquire about store location and hours of operation, and request a transfer to a specific department. This system processes calls 24 hours a day, 7 days a week, allowing pharmacy staff to spend more time consulting with in-store patients. As managed care continues to change the way health care is delivered, APRS technology becomes a part of the pharmacist's newly evolving role -- that of providing a broad range of pharmacy care services by assisting pharmacists with the traditional dispensing of medications.

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

     Call Routing - The APRS can answer all incoming calls, greet customers with a store-specific recording, and then, based on call routing, transfers to the desired department.

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

     OTHER RETAIL SOLUTIONS PRODUCTS

     Photo Ready Out-Dial - The Photo Ready Out-Dial feature calls customers to remind them to pick up their film development order(s). Photo department staff prepare the list of customers to be called, or a direct link can be established with the photo database for automatic generation of calling lists.

     ProNouncer - Pharmacies and grocery stores can complement their own store-specific or chain-wide advertising efforts with Microlog's patented automated digital in-store announcement system. The ProNouncer guides customers to specific promotional items, giving an added boost to sales of perishable and/or high-margin products, and helping to promote impulse purchases. The ProNouncer can also automate a store's closing messages or holiday greetings and can be used to make repetitive public service messages.

     KeyStar(TM) - KeyStar is a separate hardware device that connects directly to a set of incoming telephone lines, the APRS, and the store/pharmacy telephone system. KeyStar provides all the necessary interface and switching to receive and transfer calls to the in-store telephone system. KeyStar provides an interface to a PA system amplifier for in-store paging, a music on hold interface for an external music source, and a system administration telephone interface.

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

VCS 3500

     The Microlog VoiceConnect System 3500 (VCS 3500) is a DOS-based system which accommodates varying numbers of ports, utilizes proprietary software modules, and can support up to 12 separate voice response or voice messaging applications.

     Due to the greater versatility of the UNIX System (Intela), as compared to the DOS operating system (VCS 3500), there has been a shift in sales from the VCS 3500 to Intela. Consequently, VCS 3500 is not actively sold and will be discontinued in 1999. The Company continues to support its base of VCS 3500 customers and receives service revenues from this support, but expects these revenues to decline since the Company has not updated the product, including with respect to Year 2000 compliance, since fiscal year 1996.

SALES AND MARKETING

The Company's Retail Solutions systems are sold primarily through direct sales. The Intela and The Automated Collector products are sold through a combination of direct sales, value added resellers, original equipment manufacturers, and government contract vehicles. It is expected that during the first two quarters of 1999, uniQue will be sold directly, followed by sales through our channel partners and resellers.

For 1999, Microlog's strategy will be to focus on the contact center by selling Intela, The Automated Collector, and uniQue into selected vertical markets.

Channel Sales - A Channel Business team of marketing and sales has been created to obtain technology partners, as well as resellers of the Microlog's products.

Direct Sales Force - The direct sales force has a sales manager in charge of North America, sales personnel, sales engineers, marketing manager, and sales support personnel. The Company's direct sales force is presently based in the Washington-Baltimore metropolitan area with a satellite office in Salt Lake City, Utah. The Company compensates its direct and distribution sales personnel through a base salary plus commissions, which generally represent a percentage of the net sales for which they are responsible.

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

International Sales - The international sales force currently has a general manager in charge of international sales, sales personnel, sales engineers, and sales support personnel. The sales force and support group is presently located in the Washington-Baltimore metropolitan area, and in Eindhoven, The Netherlands.

In addition to a significant reduction in its international voice processing operations which occurred as a result of the restructuring, the Company is currently evaluating options for the transfer or sale of its existing Microlog Europe interactive voice response operations, sales, and support activities to organizations in similar lines of business. The Company is continuing to explore uniQue opportunities in Europe through these organizations.

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

Marketing - The marketing organization currently has a vice president who manages the Company's product and marketing-related activities. Marketing consists of product managers and marketing communications personnel. This organization interfaces with direct and international sales in marketing, and selling the Company's products, applications, and services.

Promotional Activities - In support of Microlog's sales and marketing strategy for the coming year, an increased advertising campaign directed specifically at contact centers, collections, and interactive communications industries is underway. In addition, an increased presence at industry-specific trade shows is planned, as well as a direct mail campaign, and the development of new sales tools and collateral.

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

The Company generally performs maintenance for its interactive communications systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog also has an agreement with a subcontractor to perform on-site maintenance on its interactive communications systems nationwide. The Company operates a hotline which customers with maintenance contracts may use to request assistance or to ask questions concerning operation of the Company's interactive communications systems. Microlog can perform many diagnostic procedures remotely and, historically, has been able to correct many of the difficulties experienced by its customers through telephone consultation. International maintenance is performed by the third party distributor and is supported by Microlog service personnel in Eindhoven, The Netherlands, and Microlog's service center in Germantown, Maryland.

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

BACKLOG

As of October 31, 1998, the Company had a backlog of existing orders for voice processing systems totaling $2.0 million. The backlog, as of October 31, 1997, was $2.9 million. The Company has experienced fluctuations in its backlog at various times during the past attributable primarily to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at October 31, 1998 will be shipped and the sales recognized during fiscal year 1999. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

COMPETITION

The interactive communications industry is highly competitive and the Company believes that competition will intensify. The Company competes with a large number of companies, which produce interactive communications products offering one or more of the 14 major voice processing applications performed by the Company's products. Microlog's competitors include companies such as IBM, InterVoice, Inc., Lucent, Periphonics, Brite and Syntellect, that have emphasized sales of systems with interactive voice response applications. Direct competition with the Company's interactive communications systems also arises from a substantial number of companies, such as Centigram and Active Voice, that focus on the market for small or medium-size voice messaging (voice mail or automated attendant) systems. In addition, the Company also competes with dealers and distributors that sell voice products of these and other competitors. New or enhanced products can be expected from the Company's competitors. It is also likely that there will be new entrants into the interactive communications industry because of the absence of any major technological barriers to entry.

The contact center marketplace in which the uniQue product is expected to compete is also very competitive. New competitors are entering the market frequently. Some are long established telephony vendors with a large market share such as Lucent, Nortel, and Aspect, while others are new start-up companies such as Interactive Intelligence, ATIO, and Apropos. Since the market is large and expanding rapidly, the Company believes competition will continue to emerge among existing vendors and expects new competitors to enter this marketplace.

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

In marketing its Retail Solution, the Company places emphasis on the suite of applications and solutions that these applications offer. Potential customers have the ability to add additional solutions as the need arises. The Company is also able to customize these applications to meet the user's needs. The Company is actively developing additional features to the Retail Solution and new solutions for release in fiscal 1999.

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

RESEARCH AND DEVELOPMENT AND PRODUCT ENGINEERING

Research and development expenses for 1998 were focused on the Intela, TAC, APRS, and uniQue products. uniQue Agent was announced and substantially completed in November 1998 as a product offering available for customer trial in the contact center market. uniQue Agent is the first in a series of offerings the Company is developing to provide a comprehensive range of solutions within the contact center market in fiscal year 1999. The uniQue development activities will also be a major focus in fiscal year 1999 for the Company's research and development efforts. Intela was enhanced for new features and Year 2000 compliance in the System Release 6 (SR6) version of the product. TAC was enhanced to meet market requirements to readily integrate with both custom and widely available collections databases in use in customer sites. APRS was extended and customized for a number of customer opportunities in 1998 which did not materialize. A significant amount of custom engineering is undertaken by the Company in providing special features, application development, and system integration services to our customers. The Company is subject to the risks that it may not have the financial resources to support its research and development strategy.

The following table sets forth for the periods indicated the Company's research and development expenditures and the percentage of interactive communications net sales represented by these expenditures.

Research and Development Expenditures

(In thousands, except percentage amounts)

                                                       YEAR ENDED OCTOBER 31,
                                                       ----------------------

                                                1996              1997            1998
                                                ----              ----            ----
Research and development expense               $2,094            $3,579          $3,256

         Percentage of voice
         processing net sales                      13%               19%             22%

Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

MANUFACTURING AND OPERATIONS

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company's systems are primarily in the software provided with the equipment and in the specific applications development designed for the customer. Systems are built to order as they vary in size and sophistication of software modules. Equipment assembly, along with testing and quality control, are performed at its Gaithersburg, Maryland facility. The Company has a lease on a manufacturing and training facility located in Gaithersburg, Maryland which expires in September, 1999. Microlog currently has 6 employees in its manufacturing group. The Company generally uses standard parts and components obtained from a variety of computer vendors and specially configures these components to produce the hardware for its systems. Certain components used in the Company's products are presently available from limited sources. To date, the Company has been able to obtain supplies of these components in a timely manner from these sources.

RESTRUCTURING OF OPERATIONS

In February 1999, the Company restructured its voice processing operations in order to bring expenses in line with forecasted revenues. In connection with this restructuring, the Company reduced its voice processing workforce by approximately 25% and wrote off equipment associated with its headcount reductions.

The Company will incur a restructuring charge of approximately $260,000 in the second quarter of fiscal 1999, for severance and benefits costs for the reduction of approximately 25 employees in February 1999. Temporary employees and contractors will also be reduced. Included in the restructuring charge is a write-off of assets of approximately $50,000 which includes the write-off of equipment associated with headcount reductions.

As a result of these restructuring activities, the Company expects to reduce its annual voice processing operating expenses, in the form of reduced salaries and wages, by approximately $1.8 million. The Company expects to complete most of the actions associated with the restructuring by the end of the second quarter of fiscal year 1999.

The Company expects to also decrease expenses as a result of the reduced headcount in areas such as travel, training and communications expenses. Additionally, the Company is initiating a cost reduction plan in areas such as advertising, recruiting, office and computer supplies, and professional fees to further reduce voice processing operating expenses. As a result of the restructuring and cost reduction plan the Company expects to reduce total voice processing operating expenses by approximately $4.0 million annually and approximately $2.3 million for the remainder of fiscal year 1999, starting in the second quarter of fiscal year 1999.

In addition to a significant reduction in its international voice processing operations which occurred as a result of the restructuring, the Company is currently evaluating options for the transfer or sale of its existing Microlog Europe interactive voice response operations, sales, and support activities to organizations in similar lines of business. The Company is continuing to explore uniQue opportunities in Europe through these organizations.

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

The Company has patents on an Interactive Audio Telecommunications Message Storage, Forwarding and Retrieval System, Software Switch for Digitized Audio Signals, Automated Telephone System Using Multiple Languages, Telecommunications System for Transferring Calls without a Private Branch Exchange, Detection of TDD Signals in an Automated Telephone System, Automated Telephone System with TDD Capabilities, Automated Announcement System, and Methods for Communicating with a Telecommunications Device for the Deaf (TDD). The Company also has a pending patent application on an Apparatus and Method for Coupling an Automated Attendant to a Telecommunications System. EVR, Microlog, Call Installer, Truant, CINDI, ProNouncer, CallStar, CallStar FXD, and APRS are all registered trademarks owned by the Company. Intela, Intelaware, Intelaview, VCS Intela, Intela0Powerdial, KeyStar, Connecting People to a World of Information, The Automated Collector, uniQue, uniQue Agent, and uniQue The Best Seat In The House are all trademarks or service marks which are the subject of applications for registration owned by the Company which are pending in the United States Patent and Trademark Office. INTEL Corporation has filed oppositions with the U.S. Trademark Trial and Appeal Board to registration by the Company of the marks Intela, VCS Intela, Intelaware, and Intelaview. Discovery is currently ongoing in this consolidated opposition proceeding. The Company is currently using, and claims common law rights in the following additional, unregistered marks: Voice Connect, Genesis, Voice Path, VCS 3500, Retail Solution, RLT, and Release Line Trunking. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any patent issued or that its registered copyrights can be successfully defended. In any event, the Company believes that factors such as technological innovation and expertise and market responsiveness are more important than the legal protections described above.

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

The principal customer for the Company's performance analysis and technical and administrative support services is The Johns Hopkins University's Applied Physics Laboratory (APL), a United States Navy contractor, for which the Company or its subsidiaries have been performing services since 1972. Sales from contracts with APL accounted for 38%, 39% and 44% of the Company's net sales for fiscal 1996, 1997, and 1998, respectively.

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

The Company has had no success in obtaining contracts with government agencies or contractors other than APL. Many of these contracts have been renewed with the incumbent on a sole source basis, rather than being competitively bid. In the case of contracts that have been opened to competitive bidding, the contract incumbents generally have had advantages because of their prior relationships with the agencies and the experience of their personnel in performing the requested services. In addition, incumbents or other competitors often have substantially greater financial and other resources than the Company.

BACKLOG

As of October 31, 1998, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $0.2 million. By comparison, the backlog as of October 31, 1997 was $2.9 million. The decrease in backlog was primarily due to the types of contracts that the Company had in backlog at October 31, 1998, as compared to October 31, 1997. At October 31,1998, the Company's contracts consisted primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount and therefore are not included in backlog. At October 31, 1997, the Company had a contract portfolio which included fixed price and time and materials contracts which have a funding amount, as well as IDIQ contracts which generally do not have a funding amount. The Company estimates that the entire $0.2 million of backlog at October 31, 1998 will be recognized as sales in fiscal year 1999. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized. In addition, the Government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

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

EMPLOYEES

At January 15, 1999, the Company and its subsidiaries employed a total of 263 persons, including three part-time employees. Of these personnel, 106 are engaged principally in the Company's interactive communications systems operations,151 are engaged in performance analysis and support services, and six serve as officers or managers or perform administrative services for the Company and all of its subsidiaries.

In February 1999, the Company restructured its interactive communications systems operations which included a workforce reduction of approximately 25%. The Company's interactive communications systems operations currently employs approximately 77 persons and six will continue to serve as officers or managers or perform administrative services for the Company and all of its subsidiaries.

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

ITEM 2. PROPERTIES

In May 1998, the Company entered into a 15 year non-cancelable lease commitment, commencing on or about June 1999, for office space intended to consolidate the Company's headquarters, warehouse, and training facilities. The Company and its new landlord are in the process of discussing potential alternatives concerning the new facility. At this time management cannot predict the potential outcome of these discussions. In August 1998, the Company sold its 24,000 square foot office building and land and committed to lease back the building prior to its occupation of the new leased space.

The Company presently leases and occupies a 24,000 square foot building in Germantown, Maryland, which it uses for its principal executive offices and its interactive communications operations center. The Company also leases 22,700 square feet of office space in Rancho Cordova, California, which was the headquarters of Genesis Electronics acquired by the Company in 1991, under a 10 year lease, which began in 1989 and expires in 1999. Additionally, the Company leases and occupies 12,000 square feet in Gaithersburg, Maryland, which it uses for production and warehousing of its interactive communications products. In February 1993, the Company entered into a sublease for a five-year term for its Rancho Cordova facility. The sublease was extended in 1998 and is now coterminous with the lease that expires in April 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference from "Price Range of Common Stock" and "Dividend Policy" on page 35 of the Company's Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference from "Selected Consolidated Financial Data" on page 36 of the Company's Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference from pages 30 through 36 of the Company's Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, including Consolidated Statements of Operations for the years ended October 31, 1998, 1997, and 1996, Consolidated Balance Sheets as of October 31, 1998 and 1997, Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1998, 1997, and 1996, Consolidated Statements of Cash Flows for the years ended October 31, 1998, 1997, and 1996 and Notes to Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 17, 1999, are incorporated by reference from pages 10 through 27 of the Company's Annual Report to Shareholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Shown below are the names of all Directors and executive officers of the Company, the age of each such person as of January 18, 1999, all positions and offices held by each such person, the period during which each person has served as such, and the principal occupations and employment of each such person during the last five years:

     RICHARD A. THOMPSON, age 52, has been President and Chief Executive Officer of the Company since January 1, 1997. He was President and Chief Operating Officer of the Company from June 1992 through January 1, 1997. Mr. Thompson was elected a director of the Company in September 1992. Prior to joining Microlog Corporation, Mr. Thompson was President and a director of General Kinetics, Inc., a diversified manufacturing company from October 1989 to December 1991. Other positions he has held have been as President of Thompson Associates, a management consulting firm from 1988 to 1989 and as Marketing Manager with General Electric Company from 1985 to 1988. Mr. Thompson is also a Captain in the U. S. Naval Reserve.

     JOE J. LYNN, age 67, presently serves as a part-time consultant to the Company, having retired from his position as Chief Development Officer of the Company, in which he served from January 1, 1997 through January 15, 1998. Previously, Mr. Lynn was Chief Executive Officer of the Company from May 1, 1991 through January 1, 1997 and President of the Company from October 1989 to June 1992, and prior thereto he served as Executive Vice President of the Company and as President of the Company's subsidiary, Microlog Corporation of Maryland. He has been a director of the Company since its formation in 1969. From 1966 until 1970, Mr. Lynn was employed as a manager with DBA Systems, Inc. From 1961 to 1966, he served as a manager at the Kennedy Space Flight Center for RCA, which is presently a subsidiary of General Electric Company.

     ROBERT E. GRAY, JR., age 57, has been a director of the Company since 1977. He is currently Executive Vice President of Prosperity Bank and Trust, in Springfield, Virginia. Mr. Gray was appointed to Prosperity Bank and Trust's Board of Directors in December 1997. He was employed by Hallmark Bank & Trust Co. from 1985 to 1992 - as Director and Executive Vice President from 1989 to 1992, and prior thereto as Senior Vice President and Chief Lending Officer. From 1992 to 1993, he served as Senior Vice President of Suburban Bank of Virginia, NA in McLean, Virginia.

     DAVID M. GISCHE, age 49, has been a director of the Company since April 1985. Mr. Gische, an attorney, has been associated with the law firm of Ross, Dixon & Bell in Washington, D.C. since November 1983. From September 1978 until November 1983, Mr. Gische was associated with the Washington, D.C. law firm of Hogan & Hartson LLP, counsel to the Company.

     DAVID B. LEVI, age 64, has been a director of the Company since December 1997. Since November, 1998, Mr. Levi also has served as a consultant to the Company. Mr. Levi served as President of Natural MicroSystems Corporation, a provider of hardware and software for developers of high-value telecommunications solutions from June 1991 to April 1995. In November 1995, Mr. Levi became President of Voice Processing Corp. (VPC). and Mr. Levi served as Chief Operating Officer of VCS until his retirement in October 1997. Prior to
1991, Mr. Levi held Chief Executive Officer and Chief Operating Officer positions at Raytheon Data Systems (a division of Raytheon Corp.), Centronics Data Computer Corp., and Raster Technologies, Inc., and consulted to Regional Bell Operating Companies.

     STEVEN R. DELMAR, age 43, the Company's Executive Vice President and Chief Financial Officer, has been Executive Vice President of the Company since October 1989 and was President of Microlog Corporation of Maryland, a wholly-owned subsidiary of the Company, from May 1991 to July 1992. Mr. Delmar was Microlog's Chief Financial Officer from January 1987 to May 1991. He served as Chief Operating Officer of Microlog (rather than Chief Financial Officer) from May 1991 until July 1992, and following the hiring of Mr. Thompson as President and Chief Operating Officer, Mr. Delmar resumed his position as Chief Financial Officer. He was Vice President of the Company from January 1987 to October 1989. Since 1979, Mr. Delmar has held various offices with the Company and its subsidiaries, including Assistant Comptroller, Comptroller, General Manager and Vice President.

A certified public accountant, Mr. Delmar held accounting positions with Bechtel
Power   Corporation,   a  commercial   construction   firm,   and  the  Veterans
Administration prior to his employment with Microlog.

     DEBORAH M. GROVE, age 46, has been President of Old Dominion Systems Incorporated of Maryland, a wholly-owned subsidiary of the Company, since May 1991. From 1983 until May 1991, Ms. Grove was Vice President of Old Dominion Systems Incorporated of Maryland and from 1985 until May 1991, Vice President of Old Dominion Services, Inc. Ms. Grove holds a Master of Science degree in Business and Finance and a Bachelor of Science degree in Business Administration.

     JOHN C. MEARS, age 45, has been the Senior Vice President Product Development for Microlog since August 1996. Mr. Mears was with International Business Machines (IBM) from 1990 to 1996 in key management positions associated with their IVR, CTI, and Network product departments. From 1978 to 1990 he held various technical, business development, and management positions in multiple divisions of IBM. Mr. Mears holds both a bachelor's and master's degree in electrical engineering from the University of Florida.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each director and officer of the Company, and each person who beneficially owns more than 10% of the Company's Common Stock, is required by Section 16(a) of the Securities Exchange Act of 1934 to file reports with the Securities and Exchange Commission ("SEC") of beneficial ownership of the Company's equity securities and certain changes to such ownership. Based on its review of the reports and written representations furnished by the persons required to file reports under Section 16(a), Richard A. Thompson and Steven R. Delmar each filed one late report with the SEC of one transaction involving changes in beneficial ownership. This was due to the fact that the purchase was made through the Company's 401k plan which could not provide share price and number of shares purchased in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ending October 31, 1996, 1997, and 1998, the salary, bonus, and certain other forms of compensation paid or accrued for those years by the Company and its subsidiaries to the Chief Executive Officer and each of the three other executive officers whose salary and bonus compensation exceeded $100,000 in fiscal 1998 ("named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                                                   -------------------                  ----------------------
                                                                                           AWARDS           PAYOUTS
                                                                                           ------           -------
                                                                                                SECURITIES
                                                                                   RESTRICTED   UNDERLYING
                                                                   OTHER ANNUAL       STOCK      OPTIONS/     LTIP      ALL OTHER
                             FISCAL YEAR  SALARY     BONUS ($)     COMPENSATION     AWARD(S)       SARS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION                ($)(A)                     ($)(B)           ($)         (#)         ($)        ($)(C)
---------------------------  ------------ ---------- ----------- ----------------- ------------ ----------- ---------- ------------
Richard A. Thompson               1998      215,000                      22,952                                           11,491
President and Chief               1997      181,664                      23,952                                           12,035
Executive Officer                 1996      164,994      31,500          16,341                  150,000 (d)              13,000


Steven R. Delmar                  1998      165,006                       6,855                                           11,443
Executive Vice President          1997      143,333                       9,479                                           10,618
and Chief Financial Officer       1996      135,000      25,500           8,861                                           10,555


Deborah M. Grove                  1998      135,013                      23,674                                           10,525
President of subsidiary,          1997      123,334      10,000          18,332                                            9,732
Old Dominion Systems              1996      115,003      23,500          12,609                                            9,117
Incorporated of Maryland


Joe J. Lynn                       1998      160,158                      25,288                                            4,172
Retired Chief Executive           1997      191,671                      16,489                                           11,424
Officer and Chief Development     1996      184,206      24,500          22,410                                           10,908
Officer


John Mears (e)                    1998      135,013                       7,000                                           10,281
Senior Vice President Product
Development

(a)  Includes deferred compensation and consulting fees.
     For fiscal 1998, 1997, and 1996 Mr. Lynn's deferred compensation included in his salary was $14,679, $15,188, and $14,200, respectively. Also included in the 1998 compensation is deferred compensation that was earned in his account of $20,509. Mr. Lynn retired in January 1998. The amounts shown in the table include consulting fees from January 1998 through the end of the fiscal year of $90,576.
(b) Other annual compensation consists primarily of reimbursements under the Company's Executive Medical Reimbursement Plan, paid personal leave, and personal use of automobiles.
(c) All other compensation consists of 401k matching contributions and pension plan contributions. For fiscal 1998 Mr. Thompson's 401k matching and pension contributions were $1,891, and $9,600 respectively. For fiscal 1998 Mr. Delmar's 401k matching and pension contributions were $1,843, and $9,600 respectively. For fiscal 1998 Ms. Grove's 401k matching and pension contributions were $1,801, and $8,724 respectively. For fiscal 1998 Mr. Lynn's 401k matching and pension contributions were $646, and $3,526 respectively.
(d) Mr. Thompson also received options to purchase 100,000 additional shares based upon achieving certain targets; such targets were not met and the options expired.
(e) Mr. Mears became an executive officer following determination of the Board in January 1999. His salary for 1999 has been set at $165,000, and he received stock options in fiscal 1999 of 30,000 shares.

STOCK OPTIONS

     The following table contains information with respect to grants of stock options to each of the named executive officers during the fiscal year ended October 31, 1998. All such grants were made under the Employee Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL
                                                                                             REALIZABLE VALUE AT
                                                    INDIVIDUAL GRANTS                           ASSUMED ANNUAL
                             ------------------------------------------------------------   RATES OF STOCK PRICE
                                                  % OF TOTAL                                   APPRECIATION FOR
                                                OPTIONS GRANTED                                 OPTION TERM (A)
                               NUMBER OF         TO EMPLOYEES      EXERCISE    EXPIRATION -----------------------
                             OPTIONS GRANTED    IN FISCAL YEAR   PRICE ($/SH)     DATE        5% ($)      10% ($)
                             ---------------    --------------   ------------     ----    -----------     -------
Richard A. Thompson (b)                 0                0%          $0.000        N/A            $0          $0
Steven R. Delmar (b)                    0                0%          $0.000        N/A            $0          $0
Deborah M. Grove (b)               10,000              0.9%          $0.9375      2008        $7,925     $18,225
John Mears (b)                     30,000              2.9%          $0.9375      2008       $23,775     $54,675

--------------------
(a) Share prices for Mr. Thompson assuming a 5% and 10% annual appreciation at the end of the term of his option are $0 and $0, respectively; share prices for Mr. Delmar assuming a 5% and 10% annual appreciation at the end of the term of his option are $0 and $0 respectively; share prices for Ms. Grove assuming a 5% and 10% annual appreciation at the end of the term of her option are $1.73 and $2.76, respectively, and shares prices for Mr. Mears assuming a 5% and 10% annual appreciation at the end of the term of her option are $1.73 and $2.76, respectively.

(b) These options vest over a five year period with 20% vesting at the end of each year.

     The following table provides information concerning the exercise of stock options by the named executive officers during fiscal 1998.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR, AND FISCAL YEAR-END OPTION VALUES

                                                                      NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                           UNDERLYING        IN-THE-MONEY OPTIONS AT
                                                                       UNEXERCISED OPTIONS          FISCAL YEAR
                                                                          AT FISCAL YEAR              END ($)
                                                                            END (#)
                               SHARES ACQUIRED          VALUE             EXERCISABLE/             EXERCISABLE/
            NAME               ON EXERCISE (#)       REALIZED ($)         UNEXERCISABLE         UNEXERCISABLE (A)
            ----               ---------------       ------------         -------------         -----------------
Richard A. Thompson                   0                   0             190,000 / 40,000              $0 / $0

Deborah M. Grove                      0                   0              19,000 / 16,000            $625 / $0

Steven R. Delmar                      0                   0               59,000 / 6,000              $0 / $0

John Mears                            0                   0              12,000 / 33,000              $0 / $0

-----------------------------
(a) Calculations based on closing price of stock of $1.0625 on October 31, 1998.

EMPLOYMENT, DEFERRED COMPENSATION AND CONSULTING AGREEMENTS

     The Company is a party to an employment agreement with Mr. Thompson. The agreement provides for employment of Mr. Thompson through December 31, 1999. Mr. Thompson's annual salary under his employment agreement is subject to increase and discretionary bonuses each year as determined by the Board of Directors. The employment contract entitles Mr. Thompson to certain fringe benefits, including insurance coverage and various executive perquisites. Upon termination of employment without cause, the existing base salary, plus all benefits, will be paid in monthly installments for twelve months. The employment agreement also entitles Mr. Thompson to continue to serve as a director of the Company for so long as he continues to be an officer of the Company.

     The Company is a party to a consulting agreement with Mr. Lynn, which provides for Mr. Lynn to serve as a consultant through December 31, 1999. The consulting agreement provides for Mr. Lynn to perform consulting services reasonably requested by the Company. Mr. Lynn is to receive annual compensation of approximately $118,000 per year and certain benefits, generally those available to the Company's executive officers, but not including participation in the incentive stock option plan or executive bonus plan.

     The Company is a party to a noncontributory deferred compensation agreement with Mr. Lynn under which the Company is obligated to make payments to Mr. Lynn (or his beneficiaries) over the ten-year period subsequent to his retirement (on or after age 65), permanent disability, or death. The aggregate amount owed to Mr. Lynn under this agreement is payable either in equal monthly installments over the ten-year period or in an appropriately discounted single sum payment (at the election of Mr. Lynn). This amount is determined by multiplying $2,500 by the number of months of employment during the period April 1, 1988 to January 1, 1995 and adding an initial contribution of $10,000. During the fiscal year ended October 31, 1998, the Company accrued $14,679 in interest for Mr. Lynn under this contract.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

COMPENSATION OF DIRECTORS

     Compensation of Mr. Gische, Mr. Gray, and Mr. Levi through fiscal 1998, consisted of $2,500 per quarter with a maximum of $10,000 per year for each such director (no per meeting fees were paid). Employee directors are not paid for attending meetings of the Board of Directors.

     The Company has a non-employee director stock option plan (the "Director Plan"), which was approved by the shareholders, pursuant to which 250,000 shares of Common Stock are presently reserved for issuance to non-employee directors of the Company upon exercise of options granted under the Plan. The Board has adopted amendments to the Director Plan, including the ability to make discretionary grants to directors serving as consultants, which amendments are subject to shareholder approval. The Company believes that options issued under the Director Plan create an incentive for non-employee directors to expend maximum effort for the growth and success of the Company. Options for 4,000 shares of Common Stock were granted during fiscal 1998 to each of Messrs. Gische, Gray, and Levi under the Director Plan. The option price of all options granted under the Director Plan equal the fair market value of the shares underlying the option on the date of grant. Options granted under the Director Plan expire if not exercised within ten years from the date of the grant of the option.

     Since November, 1998 Mr. Levi has been a non-employee member of the new Microlog Office of the President. The company has been compensating Mr. Levi in the amount of $1,000 for each Meeting of the Office of the President he attends, commencing with the first meeting on November 5, 1998, and proposes to grant Mr. Levi an option to purchase 20,000 shares of the Company's common stock pursuant to the Company's Director Plan, if the proposed amendment to the Director Plan is approved by the shareholders. This arrangement is expected to continue into the third quarter of fiscal 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 10, 1999 with respect to the ownership of shares of Common Stock by (i) owners of more than 5% of the Company's outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each of the named executive officers of the Company, and (iv) all directors and officers of the Company as a group. The information is based on the most recent filings with the SEC by such persons or upon information provided by such persons to the Company. Unless otherwise indicated, the persons shown in the table are believed to have sole voting and investment power with respect to the entire number of shares reported.

NAME AND ADDRESS OF                                  NUMBER OF SHARES                          PERCENTAGE OF
BENEFICIAL OWNER (1)                                 BENEFICIALLY OWNED                        OWNERSHIP (2)
--------------------                                 ------------------                        -------------
Hathaway & Associates, Ltd                                    373,000                                  8.7%
119 Rowayton Avenue
Rowayton, Connecticut 06853

Joe J. Lynn                                                   310,000                                  7.2%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Richard A. Thompson                                           222,000 (3)                              5.0%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Steven R. Delmar                                              112,300 (4)                              2.6%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Deborah M. Grove                                               53,711 (5)                              1.2%
20270 Goldenrod Lane
Germantown, MD  20876-4070

David M. Gische                                                48,000 (6)                              1.1%
20270 Goldenrod Lane
Germantown, MD  20876-4070

John C. Mears                                                  44,000 (7)                              1.0%
20270 Goldenrod Lane
Germantown, MD  20876-4070

Robert E. Gray, Jr.                                            35,520 (8)                                 *
20270 Goldenrod Lane
Germantown, MD  20876-4070

David B. Levi                                                  12,000 (9)                                 *
20270 Goldenrod Lane
Germantown, MD  20876-4070

All officers and directors as
a group (10 persons)                                          821,081 (10)                            17.6%

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

(3) Includes 190,000 shares that may be acquired by Mr. Thompson within 60 days of the record date upon the exercise of stock options and approximately 25,000 shares in a 401k Plan. Does not include 40,000 shares that may be acquired by Mr. Thompson more than 60 days after the record date upon the exercise of stock options. The percentage of ownership as been rounded up to 5.0%, but Mr. Thompson is not, as of the date hereof, the beneficial owner of 5% or more of the Common Stock.

(4) Includes 59,000 shares that may be acquired by Mr. Delmar within 60 days of the record date upon the exercise of stock options and approximately 24,300 shares in a 401k Plan. Does not include 6,000 shares that may be acquired by Mr. Delmar more than 60 days after the record date upon the exercise of stock options.

(5) Includes 21,000 shares that may be acquired by Ms. Grove within 60 days of the record date upon the exercise of stock options. Does not include 24,000 shares that may be acquired by Ms. Grove more than 60 days after the record date upon the exercise of stock options.

(6) Includes 35,000 shares that may be acquired within 60 days of the record date upon the exercise of stock options. Includes 3,000 shares held by Mr. Gische's spouse. Mr. Gische disclaims beneficial ownership of such shares.

(7) Includes 16,000 shares that may be acquired by Mr. Mears within 60 days of the record date upon the exercise of stock options and approximately 28,000 shares in a 401k Plan. Does not include 59,000 shares that may be acquired by Mr. Mears more than 60 days after the record date upon the exercise of stock options.

(8) Includes 25,000 shares that may be acquired within 60 days of the record date upon the exercise of stock options that have been granted. Includes 6,500 shares held by Mr. Gray's spouse. Mr. Gray disclaims beneficial ownership of such shares.

(9) Includes 12,000 shares that may be acquired by Mr. Levi within 60 days after the record date upon the exercise of stock options. Does not include 6,000 shares that may be acquired by Mr. Levi more than 60 days after the record date upon the exercise of stock options.

(10) Includes 368,550 shares that may be acquired within 60 days of the record date upon the exercise of stock options. Does not include 173,100 shares that may be acquired more than 60 days after the record date upon the exercise of stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following financial statements are included on pages 10 through 27 of the Company's printed Annual Report to Shareholders and are incorporated herein by reference.

     Consolidated Statements of Operations for the years ended October 31, 1998, 1997, and 1996

     Consolidated Balance Sheets as of October 31, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1998, 1997, and 1996

     Consolidated Statements of Cash Flows for the years ended October 31, 1998, 1997, and 1996

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

(a)(2)  Financial Statement Schedule

Unaudited   supplementary  data  entitled  "Selected  Quarterly  Financial  Data
(unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 16).

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

(a)(3)  Exhibits

Exhibit
Number                                               Description
-------                                              -----------
         3.1      Amended and Restated Articles of Incorporation of Registrant, as amended 1/

         3.2      By-laws of Registrant, as amended 1/

         4.1      Specimen Stock Certificate 1/

         10.1     Employment Agreement between the Company and Joe J. Lynn 9/

         10.2     Deferred Compensation Agreement between the Company and Joe J. Lynn 2/

         10.3     Employment Agreement between the Company and Richard A. Thompson 9/

         10.4     Microlog Corporation Medical Reimbursement Plan 3/

         10.5     Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 10/

         10.6     Microlog Corporation 1995 Employee Stock Option Plan 8/

         10.7     Agreements with Farmers & Mechanics National Bank 7/

         10.8     Amendments to Farmers & Mechanics National Bank Agreements 9/

         10.9     Sub-contracting Agreement with Aspect Telecommunications Corporation 4/

         10.10    Sub-contracting Agreement with Applied Physics Laboratory 4/

         10.11    Agreement with Philips Communication Systems B.V.*/ 6/

         13       Annual Report to Shareholders for the fiscal year ended October 31, 1998

         22       Subsidiaries of the Registrant 11/

         24       Consent of PricewaterhouseCoopers LLP

---------

  */ Confidential treatment has been granted for portions of this document.
  1/ Filed  as an  Exhibit  to  Registration  Statement  on Form  S-1,  File No.
     33-31710, and incorporated herein by reference.
  2/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1988.
  3/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1991.
  4/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1992.
  5/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1993.
  6/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1994.
  7/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1995.
  8/ Filed  as an  Exhibit  to  Registration  Statement  on Form  S-8,  File No.
     333-07981, and incorporated herein by reference.
  9/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1997.
 10/ Filed  as an  Exhibit  to  Registration  Statement  on Form  S-8,  File No.
     333-69025, and incorporated herein by reference.
 11/ Filed as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
     October 31, 1998.

       Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal year ended October 31, 1998.

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