Form 10-Q
period 1999-01-31
MICROLOG CORP
filed 1999-03-22
CIK 792094

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended January 31, 1999 Commission file No. 0-14880

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

                               YES [X]     NO

     As of March 4, 1999, 4,287,585 shares of common stock were outstanding.

================================================================================

                              Microlog Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                             (Unaudited)
                                                                             January 31,            October 31,
                                                                                 1999                  1998
                                                                           -----------------     ------------------
Assets:
Current assets:
    Cash and cash equivalents                                                       $ 1,063                $ 2,340
    Receivables, net                                                                  3,118                  3,057
    Inventories, net                                                                    787                    872
    Other current assets                                                                994                    534
                                                                           -----------------     ------------------
    Total current assets                                                              5,962                  6,803

Fixed assets, net                                                                     1,414                  1,353
Licenses, net                                                                           152                    181
Other assets                                                                            192                    223
                                                                           -----------------     ------------------
     Total assets                                                                   $ 7,720                $ 8,560
                                                                           =================     ==================

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                                  $ 68                   $ 68
    Accounts payable                                                                  1,520                  1,079
    Accrued compensation and related expenses                                         2,164                  2,082
    Deferred revenue                                                                    703                    719
    Other accrued expenses                                                              678                    902
                                                                           -----------------     ------------------
     Total current liabilities                                                        5,133                  4,850

Long-term debt                                                                           74                     74
Deferred officers' compensation                                                         251                    249
Other liabilities                                                                        12                     17
                                                                           -----------------     ------------------
     Total liabilities                                                                5,470                  5,190
                                                                           -----------------     ------------------
Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                                ---                   ---
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,889,455 and 4,889,205 shares issued and 4,287,585
       and 4,287,335 outstanding                                                         49                     49
    Capital in excess of par value                                                   16,496                 16,417
    Treasury stock, at cost, 601,870 shares                                          (1,177)                (1,177)
    Accumulated deficit                                                             (13,118)               (11,919)
                                                                           -----------------     ------------------
    Total stockholders' equity                                                        2,250                  3,370
                                                                           -----------------     ------------------
    Total liabilities and stockholders' equity                                      $ 7,720                $ 8,560
                                                                           =================     ==================


          See accompanying notes to consolidated financial statements.

                              Microlog Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)


                                                                 For The Three Months
                                                                   Ended January 31,
                                                               1999                1998
                                                          ----------------    ----------------

Net sales                                                         $ 4,891             $ 6,555

Costs and expenses:
    Cost of sales                                                   3,518               4,779
    Selling, general and administrative                             1,676               2,104
    Research and development                                          963                 789
                                                          ----------------    ----------------
                                                                    6,157               7,672
                                                          ----------------    ----------------
Operating loss                                                     (1,266)             (1,117)

Net other income                                                       78                   9
                                                          ----------------    ----------------
Loss before income taxes                                           (1,188)             (1,108)

Provision for income taxes                                            (11)                (61)
                                                          ----------------    ----------------
Net loss                                                           (1,199)             (1,169)

Accumulated deficit:
     at beginning of period                                       (11,919)             (3,278)
                                                          ----------------    ----------------
     at end of period                                           $ (13,118)           $ (4,447)
                                                          ================    ================
Basic weighted average shares outstanding                           4,288               4,274
                                                          ----------------    ----------------
Diluted weighted average shares outstanding                         4,288               4,274
                                                          ----------------    ----------------
Basic loss per share                                              $ (0.28)            $ (0.27)
Diluted loss per share                                            $ (0.28)            $ (0.27)



          See accompanying notes to consolidated financial statements.

                              Microlog Corporation
                       Consolidated Statements Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          For the                   For the
                                                                       Three Months              Three Months
                                                                           Ended                     Ended
                                                                     January 31, 1999          January 31, 1998
                                                                   ----------------------    ----------------------

Cash flows from operating activities:
     Net loss                                                        $ (1,199)             $ (1,169)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                     178                   211
         Amortization of goodwill and licensing agreement                  29                    66
         Gain on disposition of fixed assets                              (47)
         Provision for inventory reserves                                  50                   100
         Changes in assets and liabilities:
            Receivables                                                   (61)               (1,636)
            Inventories                                                    35                  (492)
            Other assets                                                 (429)                 (217)
            Accounts payable                                              441                   (77)
            Accrued compensation and related expenses                      82                   (46)
            Deferred revenue                                              (16)                  (61)
            Other accrued expenses                                       (229)                  198
            Deferred officers' compensation                                 2                    (1)
                                                                   -----------            -----------
      Net cash used in operating activities                            (1,164)               (3,124)
                                                                   -----------            -----------

Cash flows from investing activities:
     Purchases of fixed assets                                           (192)                  (67)
                                                                   -----------            -----------

      Net cash used in investing activities                              (192)                  (67)
                                                                   -----------             -----------

Cash flows from financing activities:
     Exercise of common stock options                                      79                   121
                                                                   -----------            -----------
     Net cash provided by financing activities                             79                   121
                                                                   -----------            -----------

Cash and cash equivalents:
     Net decrease during period                                        (1,277)               (3,070)
     Balance at beginning of period                                     2,340                 3,980
                                                                   -----------            -----------
     Balance at end of period                                         $ 1,063                 $ 910
                                                                   ===========            ===========


          See accompanying notes to consolidated financial statements.

                              Microlog Corporation
                        Notes to Consolidated Statements
                January 31, 1998 (Unaudited) and October 31, 1998



In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at January 31, 1999 and October 31, 1998, and the results of their operations and their cash flows for the three month period ended January 31, 1999. The results of operations presented are not necessarily indicative results that may be expected for the fiscal year ending October 31, 1999.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended December 31, 1998



Note 1 - Inventories (in thousands)                                   (Unaudited)
                                                                      January 31,             October 31,
Inventories consist of the following:                                    1999                    1998
                                                                   ------------------      ------------------
       Components                                                            $ 1,213                 $ 1,357
       Work-in-process and finished goods                                        981                   1,159
                                                                   ------------------      ------------------
                                                                               2,194                   2,516
       Less: reserve for obsolescence                                         (1,407)                 (1,644)
                                                                   ------------------      ------------------
                                                                               $ 787                   $ 872
                                                                   ==================      ==================

Note 2 - Fixed Assets (in thousands)

                                                                      (Unaudited)
Fixed assets consist of the following:                                January 31,             October 31,
                                                                         1999                    1998
                                                                   ------------------      ------------------
       Office furniture and equipment                                        $ 3,859                 $ 3,700
       Vehicles                                                                   24                      24
       Leasehold improvements                                                    186                     171
                                                                   ------------------      ------------------
                                                                               4,069                   3,895
       Less: accumulated depreciation and amortization                        (2,655)                 (2,542)
                                                                   ------------------      ------------------
                                                                             $ 1,414                 $ 1,353
                                                                   ==================      ==================

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, develops, markets, and supports a complete line of UNIX, NT, and DOS-based voice processing systems and applications solutions. The Company's voice processing products allow users to store, retrieve, and transmit digitized voice messages and to access information on computer data bases. These products include the VCS INTELA and RETAIL SOLUTION (APRS(R)) and VCS 3500 models, which are comprised of specially configured microprocessor-based hardware platforms and versatile proprietary applications software that enable the systems to perform multiple voice processing applications. The Company's contact center solutions include uniQue(R) which provides prioritized, "media-neutral" intelligent contact routing to corporate contact centers (formerly called call centers) for service, sales, help desk, collections, and benefits functions across a number of vertical industries. uniQue handles phone calls, web contacts, email, fax, regular mail, and other contact types, which come into common use. uniQue is a software-only product, based on web technology, with an NT based server and pure Java applet clients.

The Company also provides performance analysis and technical and administrative support services ("performance analysis") through its wholly-owned subsidiary, Old Dominion Systems Inc. of Maryland, primarily to the Applied Physics Laboratory ("APL"), a prime contractor to the U.S. Navy.

The percentage of the Company's sales generated by the Company's two business segments has varied significantly from period to period, but the Company anticipates that any significant growth in sales will be derived primarily from increases in sales from voice processing and contact center operations.

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:

                                                           Three Months Ended
                                                             January 31,

                                                         1999            1998
                                                         ----            ----
Revenues
 Voice processing...................................    50.0%            54.0%
 Performance analysis and support services..........    50.0%            46.0%
                                                      ------           --------
   Total                                               100.0%           100.0%

Costs and expenses
 Cost of sales......................................    71.9%            72.9%
 Selling, general, and administrative...............    34.3%            32.1%
 Research and development...........................    19.7%            12.0%
                                                     --------         --------
   Total............................................   125.9%           117.0%

Operating loss .....................................   (25.9%)          (17.0)%

Net other income ...................................     1.6%             0.1%
                                                    ---------           ------

Loss before income taxes............................  (24.3%)          (16.9)%

Provision for income taxes..........................   (0.2%)           (0.9)%
                                                    ---------       ----------

Net loss ...........................................  (24.5%)          (17.8)%

RESULTS OF OPERATIONS

The Company had a net loss of $1.2 million (($.28) per basic and diluted share) for the quarter ended January 31, 1999. By comparison, the Company had a net loss of $1.2 million (($.27) per basic and diluted share), for the quarter ended January 31, 1998. The Company is now reporting basic and diluted earnings per share as required under Statement of Financial Accounting Standards (SFAS No.128), "Earnings per Share", which became effective for the Company in fiscal year 1998.

The net loss of $1.2 million for the first quarter of fiscal year 1999 was attributable to the Company's voice processing operations. This loss was due primarily to insufficient voice processing revenues of approximately $1.4 million offset by $0.2 million of net income generated from the Company's performance analysis and supports services operations. The net loss of $1.2 million for the first quarter of fiscal year 1998 was also attributable to the Company's voice processing operations. This loss was due primarily to insufficient voice processing revenues of approximately $1.5 million offset by $0.3 million of net income generated from the Company's performance analysis and supports services operations.

Over the past fiscal year the Company has been experiencing reduced demand, increased competition and reduced margins in the voice processing area, which the Company attributes to market forces. The Company believes that interactive information response (IIR) systems in general, and in the retail pharmacy vertical market targeted by the Company's commercial sales efforts in particular, are becoming commodities which are more readily available from an increased number of vendors and require less engineering customization. Accordingly, competition has increased, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IIR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in greater difficulty in making sales and increased pressure on margins. One of the Company's short-term responses to these market trends has included increased marketing efforts focusing on the capabilities of the Company's Intela product and its ability to customize the product to meet specific application requirements.

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

In fiscal year 1999, the Company's strategy for addressing the market trends will be to move aggressively into the customer contact center market, which became a new target market for the Company in late fiscal year 1997 and fiscal year 1998. The Company will be focusing sales of its UNIX-based Intela product, the Company's principal interactive communications system, on contact center applications. The Company also will be promoting its newest product line, uniQue(TM), a family of open solutions for customer contact center management that leverages the effectiveness of unified queuing, priority and skills-based routing, and "zero administration" at the agent's desktop. With "zero administration", the system administrator makes changes to the configuration or application from a central location and distributes to the agents' desktops automatically. In fiscal year 1998, the Company launched its first product from the uniQue(TM) suite of contact center products, uniQue Agent(TM), an application that allows the contact center agent to seamlessly manipulate all of the different media types: email, Web, and voice contacts all at one work station. The Company is devoting significant efforts to promote market acceptance of uniQue Agent(TM), and is commencing an advertising campaign directed specifically at contact centers, collections, and interactive communications industries.

To a lesser extent, the Company also will be focusing on another Intela application, The Automated Collector(TM) (TAC), which has recently been enhanced to add features the Company believes will meet market requirements. The Company will be seeking technology partners and resellers for this product in fiscal year 1999.

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

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully reduce costs. The Company is subject to the risk that it will not be able to obtain and maintain the necessary debt financing it requires to implement its new strategy. Failure to obtain and maintain required financing would have a material adverse effect on the Company. The Company's fiscal year 1999 operating budget includes significant expenditures relating to the development and marketing of its new product line, uniQue and requires the Company to utilize debt financing to maintain its new strategy. The Company's anticipated cash flows from existing operations will not generate the required cash flows to successfully launch the Company's new strategy. If the Company is unable to obtain and maintain the necessary debt financing, the Company will not be able to successfully implement its new strategy and it will be forced to reduce expenditures in addition to those associated with the restructuring discussed above in order to continue as a going concern. The Company is subject to the risks that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences. In March 1999, the Company has a commitment for a new line-of-credit facility with a new financial institution.

NET SALES

Net sales for the quarter ended January 31, 1999 were $4.9 million, which represented a decrease of 26%, compared to $6.6 million of net sales for the quarter ended January 31, 1998. This decrease was attributable to a decrease in voice processing net sales of $1.2 million and a decrease of $0.5 million in performance analysis and support services sales.

VOICE PROCESSING NET SALES

Voice processing net sales decreased 33% for the quarter ended January 31, 1999 to $2.4 million, compared to $3.6 million for the quarter ended January 31, 1998. This decrease was attributable to an increase in sales to commercial customers from $0.2 million to $1.0 million, a decrease in sales to government customers from $1.8 million to $0.9 million, and a decrease in sales to international customers from $1.6 million to $0.5 million. The increase in commercial sales was primarily due to additional sales of the Company's APRS product in the retail pharmacy market to the Company's principal customer in the retail pharmacy market. The Company believes that the decrease in government sales and international sales are largely attributable to the market trends discussed above. Additionally, in the first quarter of fiscal 1999 the Company experienced a reduction in product upgrades to existing government customers as compared to the first quarter last year. A large international sale of ($1.0 million) to a subsidiary of KPN of the Netherlands for the quarter ended January 31, 1998, was not replaced by the Company for the quarter ended January 31, 1999.

As of January 31, 1999, the Company had a backlog of existing orders for voice processing systems totaling $1.5 million. The backlog, as of January 31, 1998, was $4.1 million. The Company has experienced fluctuations in its backlog at various times in the past primarily to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at January 31, 1999 will be shipped and the sales recognized during fiscal year 1999. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Net sales from performance analysis and support services decreased 17% for the quarter ended January 31, 1999 to $2.5 million, compared to $3.0 million for the quarter ended January 31, 1998. This decrease was attributable to a reduction in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the company's principal customer for these services.

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

As of January 31, 1999, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $0.1 million. By comparison, the backlog as of January 31, 1998 was $2.7 million. The decrease in backlog was primarily due to the types of contracts that the Company had in backlog at January 31, 1999, as compared to January 31, 1998. At January 31,1999, the Company's contracts consisted primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount, and therefore are not included in backlog. At January 31, 1998, the Company had a contracts portfolio which included fixed price and time and materials contracts which have a funding amount, as well as IDIQ contracts which generally do not have a funding amount. The Company estimates that the entire $0.1 million of backlog at January 31, 1999 will be recognized as sales in fiscal year 1999. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized. In addition, the Government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $3.5 million or 71.9% of net sales for the quarter ended January 31, 1999, compared to $4.8 million or 72.9% of net sales for the quarter ended January 31, 1998. The decrease in cost of sales, in dollar amount, was primarily due to reduced voice processing product sales for the first quarter of 1999, compared to the first quarter of 1998, and reduced sales from performance analysis and support services for the quarter ended January 31, 1999, compared to the quarter ended January 31, 1998.

Selling, general and administrative expenses were $1.7 million or 34.3% of net sales for the quarter ended January 31, 1999 as compared to $2.1 million or 32.1% of net sales for the quarter ended January 31, 1998. The decrease in selling, general, and administrative expenses, in dollar amount, was primarily due to reduced headcount in the general and administrative areas of the Company as well as reduced sales expenses. The increase in selling, general, and administrative expenses, as a percentage of revenue, was primarily attributable to reduced net sales by the Company.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $963,000 or 19.7% of net sales for the quarter ended January 31, 1999 as compared to $789,000 or 12.0% of net sales for the quarter ended January 31, 1998. Research and development expenses for fiscal year 1999 are focused on the Intela products and the Company's new uniQue product line.

RESTRUCTURING OF OPERATIONS

In February 1999, the Company restructured its voice processing operations in order to bring expenses in line with forecasted revenues. In connection with this restructuring, the Company reduced its voice processing workforce by approximately 25% and wrote off equipment associated with its headcount reductions.

The Company will incur a restructuring charge of approximately $260,000 in the second quarter of fiscal 1999, for severance and benefits costs for the reduction of approximately 25 employees in February 1999. Temporary employees and contractors will also be reduced. Included in the restructuring charge is a write-off of assets of approximately $50,000, which includes the write-off of equipment associated with headcount reductions. As a result of these restructuring activities, the Company expects to reduce its annual voice processing operating expenses, in the form of reduced salaries and wages, by approximately $1.8 million. The Company expects to complete most of the actions associated with the restructuring by the end of the second quarter of fiscal year 1999.

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

YEAR 2000 COMPLIANCE

In fiscal year 1998, the Company began the process of identifying and determining the appropriate resolution to all of the Company's issues relating to the "Millennium Bug". These issues arise because of the date sensitive software programs which use two digits to define the applicable year, resulting in interpretation of a date using "00" as the Year 1900 rather than the Year
2000. This could result in miscalculations or a major system failure. The Company has concluded that if no action is taken to avoid these consequences, its Year 2000 issues will have a material effect on the Company's results of operations and financial condition.

Areas which require remediation are: 1) in-house systems and software programs used to run the business; 2) products sold to the Company's customers; and 3) systems and services provided by vendors.

The Company has reviewed its in-house systems for compliance and determined that all systems will be affected. During fiscal year 1998, the Company completed the conversion of its accounting, inventory, manufacturing control and information systems to a new system in order to provide more efficient management information throughout the Company. In October 1998, as part of system maintenance, a Year 2000 compliant software release was installed. The vendor has certified that the new system is Year 2000 compliant. As part of the Company's computer upgrade plan, approximately $0.5 million of hardware and software upgrades were purchased for the internal computer network in fiscal year 1998. These systems were all Year 2000 compliant and were also part of the Company's Year 2000 compliance program. All remaining in-house computer systems, which are mission critical, have been identified, including operating systems and applications software, and studies are currently being conducted to determine which programs are compliant and which are not. The Company believes that the majority of its mission critical systems is currently compliant or can be made compliant at minimal cost. Non-compliant systems must be replaced or abandoned prior to the beginning of the Year 2000.

The Company has made a thorough review and testing of its products and believes that its current products, Intela and uniQue, are Year 2000 compliant. The Company's assessment of its current products is partially dependent upon the accuracy of representations concerning Year 2000 compliance made by its suppliers, such as Aspect, Dialogic, Microsoft and SCO (Santa Cruz Operation), among others. Many of the Company's customers are, however, using earlier versions of the Company's current products, previous products or discontinued products, which are not Year 2000 compliant. The Company has initiated programs to proactively notify such customers of the risks associated with using these products and to actively encourage such customers to migrate to the Company's current products. The Company presently receives service and maintenance revenues with respect to certain of these products, and such revenues are likely to cease upon migration to the Company's current products or at the end of the Year 1999.

In addition, the Company's products are generally integrated within a customer's enterprise system, which may involve products and systems developed by other vendors. A customer may mistakenly believe that Year 2000 compliance problems with its enterprise system are attributable to products provided by the Company. The Company may, in the future, be subject to claims based on Year 2000 compliance issues related to a customer's enterprise system or other products provided by third parties, custom modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been involved in any proceeding involving its products or services in connection with Year 2000 compliance. However, there is no assurance that the Company will not, in the future, be required to defend its products or services in such proceedings against claims of Year 2000 compliance issues. Any resulting liability of the Company for damages could have a material adverse effect on the Company's business, operating results and financial condition.

The Company purchases components and services, which have been evaluated for Year 2000 compliance. The Company has divided its vendors into those who supply critical services, manufacturing suppliers and manufacturing contractors. The Company has obtained certification from each of its material vendors as to its Year 2000 compliance. The costs to evaluate and obtain certification from its key vendors were not material.

Despite the Company's intent to complete the modifications necessary to be Year 2000 compliant, there exists the risk that the Company will be unable to complete all tasks required in a timely manner, or that certain issues or systems could be over-looked. If the required modifications are not made, or should they not be completed in a timely manner, this issue could materially and adversely affect the Company's operating results and financial condition. The Company estimates that the total costs for Year 2000 compliance will not exceed $0.6 million.

INVESTMENT AND OTHER INCOME, NET

The Company had net investment and other income of $78,000 for the quarter ended January 31, 1999 as compared to $9,000 for the quarter ended January 31, 1998. Net other income for the quarter ended January 31, 1999 consisted primarily of the recognition of the deferred gain on the sale of the Company's office building in August 1998. Net other income for the quarter ended January 31, 1998 consisted primarily of interest income on short term borrowings.

PROVISION FOR INCOME TAXES

For the quarter ended January 31, 1999, the provision for income taxes of $11,000 relates to state income taxes. For the quarter ended January 31, 1998, the provision for income taxes of $61,000 relates to state income taxes and the alternative minimum tax for federal income taxes.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $10.3 million and $0.4 million, respectively, will be available to offset taxes generated from future taxable income through 2013. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

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

The Company believes that its results of operations will be affected by factors such as the timing of introduction by the Company of new and enhanced products and services, market acceptance of new voice processing products and enhancements of existing products, continuation of market trends in the voice processing market, growth in the voice processing market in general, competition, commitments to automation by potential large purchasers of the Company's Retail Solutions products, fluctuations in the buying cycles of governmental customers, changes in general economic conditions, and changes in the U.S. defense industry and their impact on the prime contractor for which the Company provides performance analysis and support services.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully reduce costs. The Company is subject to the risk that it will not be able to obtain and maintain the necessary debt financing it requires to implement its new strategy. Failure to obtain and maintain required financing would have a material adverse effect on the Company. The Company's fiscal year 1999 operating budget includes significant expenditures relating to the development and marketing of its new product line, uniQue and requires the Company to utilize debt financing to maintain its new strategy. The Company's anticipated cash flows from existing operations will not generate the required cash flows to successfully launch the Company's new strategy. If the Company is unable to obtain and maintain the necessary debt financing, the Company will not be able to successfully implement its new strategy and it will be forced to reduce expenditures in addition to those associated with the restructuring discussed above in order to continue as a going concern. The Company is subject to the risks that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences. In March 1999, the Company has a commitment for a new line-of-credit facility with a new financial institution.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of January 31, 1999 was $0.8 million as compared to $2.0 million as of October 31, 1998. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $1.2 million. Cash and cash equivalents were $1.1 million as of January 31, 1999 as compared to $2.3 million as of October 31, 1998. The decrease was primarily due to the net loss in the first quarter. Accounts receivable were $3.1 million as of January 31, 1999 as compared to $3.1 million as of October 31, 1998. Inventories were $0.8 million as of January 31, 1999 as compared to $0.9 million as of October 31, 1998.

In February 1999, the Company and its financial institution put in place a $750,000 line-of-credit facility, which allows the Company to borrow up to 75% of the eligible receivables of Old Dominion Systems Inc. of Maryland. The line of credit bears interest at the bank's prime rate plus 1.25% (9% at March 19, 1999) and is payable upon demand. At March 19, 1999, $550,000 was outstanding against this line-of-credit. This credit facility will be terminated upon closing of the $2.0 million revolving line-of-credit facility with the new financial institution discussed below.

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

In June 1996, the Company entered into a contract to purchase a new management information system including a five year maintenance plan. The purchase, including maintenance, is being financed by the vendor over a five-year term at an annual interest rate of 8%. The financing terms require five annual payments of $140,000 each, including interest, beginning on June 30, 1996. Three annual payments have been made to date. The final payment is due on June 30, 2000.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully reduce costs. The Company is subject to the risk that it will not be able to obtain and maintain the necessary debt financing it requires to implement its new strategy. Failure to obtain and maintain required financing would have a material adverse effect on the Company. The Company's fiscal year 1999 operating budget includes significant expenditures relating to the development and marketing of its new product line, uniQue and requires the Company to utilize debt financing to maintain its new strategy. The Company's anticipated cash flows from existing operations will not generate the required cash flows to successfully launch the Company's new strategy. If the Company is unable to obtain and maintain the necessary debt financing, the Company will not be able to successfully implement its new strategy and it will be forced to reduce expenditures in addition to those associated with the restructuring discussed above in order to continue as a going concern. The Company is subject to the risks that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences. In March 1999, the Company has a commitment for a new line-of-credit facility with a new financial institution.

Upon closing of the $2.0 million revolving line-of-credit facility with a new financial institution as discussed above, the Company has estimated that it will have adequate resources to sustain operations through at least March 2000, based upon management's planned expenditures for fiscal year 1999. The Company is subject to the risks as to the ultimate success of its research and development efforts and sales activities. In particular, the Company is subject to the risk that its new strategy (described above) will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term.

The Company is subject to the risk that it will not be able to obtain and maintain adequate financing to implement its new strategy. Financing activities to date have primarily consisted of cash generated from operating activities, the sale of the building and land, and the availability of debt financing. The Company has generated operating losses resulting in an accumulated deficit of $13,118,000 at January 31, 1999. Failure to obtain and maintain required financing would have a material adverse effect on the Company.

This report contains "forward-looking statements" within the meaning of the Federal Securities laws. The Company's business is subject to significant risks that could cause the Company's results to differ materially from those expressed in any forward-looking statements made in this report.

In February 1999, the Company was notified by the Nasdaq National Market System that it had failed to maintain certain maintenance standards for continued listing on the Nasdaq National Market System. The Company did not meet the requirements for minimum net tangible assets and was delinquent in filing its 10K report. The Company has requested a hearing with Nasdaq to discuss its plans for compliance with the minimum standards. The Company's common stock has been delisted from the Nasdaq National Market System on one prior occasion. In February 1996, the company returned to the Nasdaq National Market System. The common stock was traded on the Nasdaq Small Caps Market until its market value of public float had risen and the Company was able to re-list on the Nasdaq National Market System. If the common stock is delisted from the Nasdaq National Market System, there can be no assurance that it will be able to re-list such securities on that system.

On March 5, 1999, Nasdaq informed the Company that it was halting trading of the Company's stock pending receipt and review of additional information. The Company has provided this information to Nasdaq, but has not been advised by Nasdaq regarding the status of Nasdaq's review.

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

                                     MICROLOG CORPORATION

                              BY     /s/ Richard A. Thompson
                                     ----------------------------
                                     Richard A. Thompson
                                     Chief Executive Officer

                              BY     /s/ Steven R. Delmar
                                     ----------------------------
                                     Steven R. Delmar
                                     Executive Vice President and Chief
                                      Financial Officer

DATE

March 22, 1999
----------------