Form 10-Q
period 1999-04-30
MICROLOG CORP
filed 1999-06-15
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934


        For the Quarter Ended April 30, 1999 Commission file No. 0-14880

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



                                    YES X        NO
                                       ----        ----
     As of June 14, 1999, 4,294,285 shares of common stock were outstanding.



                                                                              Microlog Corporation
                                                                           Consolidated Balance Sheets
                                                                         (In thousands, except share data)

                                                                             (Unaudited)
                                                                              April 30,            October 31,
                                                                                 1999                  1998
                                                                           -----------------     -----------------
Assets:
Current assets:
    Cash and cash equivalents                                                         $ 190               $ 2,340
    Receivables, net                                                                  1,838                 3,057
    Inventories, net                                                                    798                   872
    Other current assets                                                                703                   534
                                                                           -----------------     -----------------

    Total current assets                                                              3,529                 6,803

Fixed assets, net                                                                     1,209                 1,353
Licenses, net                                                                           168                   181
Other assets                                                                            221                   223
                                                                           -----------------     -----------------

     Total assets                                                                   $ 5,127               $ 8,560
                                                                           =================     =================

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                                  $ 68                  $ 68
    Borrowings under line-of-credit agreement                                            25                   ---
    Accounts payable                                                                  1,248                 1,079
    Accrued compensation and related expenses                                         1,677                 2,082
    Deferred revenue                                                                    549                   719
    Other accrued expenses                                                            1,037                   902
                                                                           -----------------     -----------------

     Total current liabilities                                                        4,604                 4,850

Long-term debt                                                                           74                    74
Deferred officers' compensation                                                         247                   249
Other liabilities                                                                        58                    17
                                                                           -----------------     -----------------

     Total liabilities                                                                4,983                 5,190
                                                                           -----------------     -----------------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                                     ---                  ---
    Common stock, $.01 par value, 10,000,000 shares authorized,
       4,896,155 and 4,889,205 shares issued and 4,294,285
       and 4,287,335 outstanding                                                         49                    49
    Capital in excess of par value                                                   16,579                16,417
    Treasury stock, at cost, 601,870 shares                                          (1,177)               (1,177)
    Accumulated deficit                                                             (15,307)              (11,919)
                                                                           -----------------     -----------------

    Total stockholders' equity                                                          144                 3,370
                                                                           -----------------     -----------------

    Total liabilities and stockholders' equity                                      $ 5,127               $ 8,560
                                                                           =================     =================

          See accompanying notes to consolidated financial statements.

                              Microlog Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                       For The Three Months        For The Six Months
                                                         Ended April 30,            Ended April 30,
                                                          1999         1998         1999         1998
                                                          ----         ----         ----         ----
Net sales                                              $  4,251     $  7,651     $  9,142     $ 14,206
Costs and expenses:
    Cost of sales                                         3,407        5,564        6,926       10,343
    Selling, general, and administrative                  1,744        2,102        3,419        4,205
    Research and development                                736          712        1,699        1,501
    Restructuring costs                                     582           --          582           --
                                                          6,469        8,378       12,626       16,049
                                                        -------       ------      -------       ------
Operating loss                                           (2,218)        (727)      (3,484)      (1,843)
Net other income (expense)                                   38          (12)         116           (3)
                                                        -------       ------      -------       ------
Loss before income taxes                                 (2,180)        (739)      (3,368)      (1,846)
Provision for income taxes                                   (9)         (10)         (20)         (72)
                                                        -------       ------      -------       ------
Net loss                                                 (2,189)        (749)      (3,388)      (1,918)
Accumulated deficit:
     at beginning of period                             (13,118)      (4,446)     (11,919)      (3,277)
                                                        -------       ------      -------       ------
     at end of period                                  $(15,307)    $ (5,195)    $(15,307)    $ (5,195)
                                                        =======       ======      =======       ======
Basic weighted average shares outstanding                 4,291        4,286        4,289        4,280
                                                        -------       ------      -------       ------
Diluted weighted average shares outstanding               4,291        4,286        4,289        4,280
                                                        -------       ------      -------       ------
Basic loss per share                                   $  (0.51)    $  (0.17)    $  (0.79)    $  (0.45)
Diluted loss per share                                 $  (0.51)    $  (0.17)    $  (0.79)    $  (0.45)

          See accompanying notes to consolidated financial statements



                              Microlog Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          For the                   For the
                                                                        Six Months                Six Months
                                                                           Ended                     Ended
                                                                      April 30, 1999            April 30, 1998
                                                                   ----------------------    ----------------------
Cash flows from operating activities:
     Net loss                                                                   $ (3,388)                 $ (1,918)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                                381                       437
         Amortization of goodwill and licensing agreement                             57                       131
         Gain on disposition of fixed assets                                          (9)                      ---
         Provision for inventory reserves                                             50                       403
         Changes in assets and liabilities:
            Receivables                                                            1,219                    (2,811)
            Inventories                                                               24                    (1,216)
            Other assets and licenses                                               (211)                     (193)
            Accounts payable                                                         169                       649
            Accrued compensation and related expenses                               (405)                      279
            Deferred revenue                                                        (170)                       81
            Other accrued expenses                                                   176                       627
            Deferred officers' compensation                                           (2)                      (16)
                                                                   ----------------------    ----------------------

      Net cash used in operating activities                                       (2,109)                   (3,547)
                                                                   ----------------------    ----------------------

Cash flows from investing activities:
     Purchases of fixed assets                                                      (228)                     (158)
                                                                   ----------------------    ----------------------

      Net cash used in investing activities                                         (228)                     (158)
                                                                   ----------------------    ----------------------

Cash flows from financing activities:
     Net borrowings under line-of-credit agreements                                   25                       ---
     Exercise of common stock options                                                162                       124
                                                                   ----------------------    ----------------------

     Net cash provided by financing activities                                       187                       124
                                                                   ----------------------    ----------------------

Cash and cash equivalents:
     Net decrease during period                                                   (2,150)                   (3,581)
     Balance at beginning of period                                                2,340                     3,979
                                                                   ----------------------    ----------------------

     Balance at end of period                                                      $ 190                     $ 398
                                                                   ======================    ======================


          See accompanying notes to consolidated financial statements.

                              Microlog Corporation
                   Notes To Consolidated Financial Statements
                 April 30, 1999 (Unaudited) and October 31, 1998

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at April 30, 1999 and October 31, 1998, and the results of their operations and their cash flows for the six month period ended April 30, 1999. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1998.


Note 1 - Inventories (in thousands)
-----------------------------------
                                                   (Unaudited)
                                                     April 30,           October 31,
                                                       1999                 1998
                                                --------------     ----------------

Inventories consist of the following:
       Components                                   $  1,150             $  1,357
       Work-in-process and finished goods                912                1,159
                                                ----------------     ----------------
                                                       2,062                2,516
       Less: reserve for obsolescence                 (1,264)              (1,644)
                                                ----------------     ----------------
                                                     $   798              $   872
                                                ================     ================

During the first six months of fiscal year 1999, the Company disposed of obsolete inventory relating to certain product lines for which future sales are doubtful. This inventory was previously reserved for, and therefore resulted in a reduction of $430,000 to the reserve for obsolescence. The Company also increased its reserve for obsolescence by an additional $50,000.

Note 2 - Fixed Assets (in thousands)

Fixed assets consist of the following:



                                                   (Unaudited)
                                                     April 30,           October 31,
                                                       1999                 1998
                                                --------------     ----------------

   Office furniture and equipment                  $  3,830             $  3,700
   Vehicles                                              24                   24
   Leasehold improvements                               170                  171
                                           ----------------     ----------------
                                                      4,024                3,895
   Less: accumulated depreciation
         and amortization                            (2,815)              (2,542)
                                           ----------------     ----------------
                                                   $  1,209             $  1,353
                                           ================     ================


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation designs, develops, markets, and supports products, applications, and professional services for the corporate customer contact center marketplace. The Company's contact center products include uniQue(TM), which provides prioritized "media-neutral" intelligent contact routing to distributed or local agents in corporate contact centers (formerly called call centers). Media-neutral means that uniQue enables contact center agents to handle Web contacts, e-mail, hardcopy mail, chat, and fax contacts as easily as they handle phone calls. The Company's products also include Intela(TM), a robust interactive voice response platform that facilitates automated handling of phone calls both within a contact center and within public switched networks. Intela and other customized Microlog voice processing products allow callers to access pre-recorded and host-based information, collect customer information for intelligent contact center routing, complete business transactions, and store and retrieve digitized voice messages, all by touch-tone, speech-based, or Web interfaces. The Company's professional services include technology assessment services, project management, application and software development services, system integration services, telephony integration services, installation services, system administration and end-user training, documentation services, on-going maintenance and upgrade services, and quality assurance.

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:


                                             PERCENTAGE OF TOTAL REVENUES

                                                             Three Months Ended                     Six Months Ended
                                                                   April 30,                            April 30,
                                                              1999          1998                    1999            1998
                                                              ----          ----                    ----            ----
Revenues
 Voice processing                                            35.3%         59.8%                   43.0%          57.1%
 Performance analysis and support services                   64.7%         40.2%                   57.0%          42.9%
                                                            ------       -------                 -------        -------

   Total                                                    100.0%        100.0%                  100.0%         100.0%

Costs and expenses
 Cost of sales                                               80.2%         72.7%                   75.8%          72.8%
 Selling, general, and administrative                        41.0%         27.5%                   37.4%          29.6%
 Research and development                                    17.3%          9.3%                   18.5%          10.6%
 Restructuring costs                                         13.7%          0.0%                    6.4%           0.0%
                                                           -------      --------                  ------       --------

   Total                                                    152.2%        109.5%                  138.1%         113.0%
                                                          --------      --------                --------       --------

Operating loss                                              (52.2)%        (9.5)%                 (38.1)%        (13.0)%

Net other income (expense)                                    0.9%         (0.2)%                   1.3%           0.0%
                                                           -------      ---------               --------       ---------

Loss  before income taxes                                   (51.3)%        (9.7)%                 (36.8)%        (13.0)%

Provision for income taxes                                   (0.2)%        (0.1)%                  (0.3)%         (0.5)%
                                                          ---------      --------              ----------      ---------

Net loss                                                    (51.5)%        (9.8)%                 (37.1)%        (13.5)%
                                                         ==========     =========              ==========      =========

RESULTS OF OPERATIONS

The Company had a net loss of $2.2 million (($.51) per basic and diluted share) for the quarter ended April 30, 1999 and a net loss of $3.4 million (($.79) per basic and diluted share) for the six months ended April 30, 1999. By comparison, the Company had a net loss of $0.7 million (($.17 per basic and diluted share), and a net loss of $1.9 million (($.45 per basic and diluted share) for the comparable periods in fiscal 1998. The Company is now reporting basic and diluted earnings per share as required under Statement of Financial Accounting Standards (SFAS No.128), "Earnings per Share", which became effective for the Company in fiscal year 1998.

The losses for the second quarter of fiscal year 1999 and the six months ended April 30, 1999 were attributable to the Company's voice processing operations. The losses were due primarily to insufficient voice processing revenues offset by net income of $0.2 million in the second quarter and $0.3 million in the six month period generated from the Company's performance analysis and supports services operations.

Over the past 18 months, the Company has been experiencing reduced demand, increased competition and reduced margins in the voice processing area, which the Company attributes to market forces. The Company believes that interactive information response (IIR) systems in general, and in the retail pharmacy vertical market targeted by the Company's commercial sales efforts in particular, are becoming commodities which are more readily available from an increased number of vendors and require less engineering customization. Accordingly, competition has increased, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IIR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in greater difficulty in making sales and increased pressure on margins. One of the Company's short-term responses to these market trends has included increased marketing efforts focusing on the capabilities of the Company's Intela product and its ability to customize the product to meet specific application requirements.

In addition, in February 1999, the Company restructured its voice processing operations in order to bring expenses in line with forecasted revenues. In connection with this restructuring, the Company reduced its voice processing workforce by approximately 25% and wrote off equipment associated with its headcount reductions. As a result of the restructuring and cost reduction plan the Company expects to reduce total voice processing operating expenses by approximately $4.5 million annually and approximately $2.3 million for the remainder of fiscal year 1999, which started in the second quarter of fiscal year 1999.

In fiscal year 1999, the Company's strategy for addressing the market trends has been to move aggressively into the customer contact center market, which became a new target market for the Company in late fiscal year 1997 and fiscal year 1998. The Company has been focusing sales of its UNIX-based Intela product, the Company's principal interactive communications system, on contact center applications. The Company is also promoting its newest product line, uniQue(TM), a family of open solutions for customer contact center management that leverages the effectiveness of unified queuing, priority and skills-based routing, and "zero administration" at the agent's desktop. With "zero administration", the system administrator makes changes to the configuration or application from a central location and distributes to the agents' desktops automatically. In fiscal year 1998, the Company launched its first product from the uniQue(TM) suite of contact center products, uniQue Agent(TM), an application that allows the contact center agent to seamlessly manipulate all of the different media types: email, Web, and voice contacts all at one work station. The Company is devoting significant efforts to promote market acceptance of uniQue Agent(TM), and is commencing an advertising campaign directed specifically at contact centers, collections, and interactive communications industries.

To a lesser extent, the Company is also focusing on another Intela application, The Automated Collector(TM) (TAC), which has recently been enhanced to add features the Company believes will meet market requirements. The Company will be seeking technology partners and resellers for this product in fiscal year 1999.

Also in fiscal year 1999, the Company is continuing to market its Intela product to its base of VCS 3500 customers. The Company no longer offers the VCS 3500 product; there were no VCS 3500 product revenues in fiscal years 1998 or 1997 and limited revenues ($0.6 million) in fiscal year 1996. The Company continues to support its base of VCS 3500 customers and receives service revenues from this support, but expects these revenues to decline since the Company has not updated the product, including with respect to Year 2000 compliance, since fiscal year 1996.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully reduce costs. The Company is subject to the risk that it will not be able to maintain the necessary debt financing or raise the equity financing it requires to implement its new strategy. Failure to maintain or raise required financing would have a material adverse effect on the Company. The Company's fiscal year 1999 operating budget includes significant expenditures relating to the development and marketing of its new product line, uniQue(TM) and requires the Company to utilize debt or equity financing to maintain its new strategy. The Company's anticipated cash flows from existing operations will not generate the required cash flows to successfully launch the Company's new strategy. If the Company is unable to maintain the necessary debt financing or raise equity financing, the Company will not be able to successfully implement its new strategy and it will be forced to reduce expenditures in addition to those associated with the restructuring discussed above in order to continue as a going concern. The Company is subject to the risks that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences.

NET SALES

Net sales for the quarter ended April 30, 1999 were $4.3 million, which represented a decrease of 44% compared to $7.7 million of net sales for the quarter ended April 30, 1998. Net sales for the six months ended April 30, 1999 were $9.1 million, which represented a decrease of 36% compared to $14.2 million of net sales for the six months ended April 30, 1998. The decrease in sales for the comparable quarters was attributable to a decrease in voice processing net sales of $3.1 million and a decrease in performance analysis net sales of $0.3 million. The decrease in sales for the comparable six month periods was attributable to a decrease in voice processing net sales of $4.2 million and a decrease in performance analysis net sales of $0.9 million.

VOICE PROCESSING NET SALES

Voice processing net sales for the quarter ended April 30, 1999 were $1.5 million, which represented a decrease of 67% as compared to $4.6 million of net sales for the quarter ended April 30, 1998. Net sales for the six months ended April 30, 1999 were $3.9 million, which represented a decrease of 52% as compared to $8.1 million of net sales for the six months ended April 30, 1998. The decrease in sales for the comparable quarters was primarily attributable to a decrease of 84% in sales to commercial customers, a decrease of 38% in sales to government customers and a decrease of 78% in sales to international customers. The decrease in sales for the comparable six month periods was primarily attributable to a decrease of 40% in sales to commercial customers, a decrease of 43% in sales to government customers and a decrease of 72% in sales to international customers. The Company believes that the decrease in sales is largely attributable to the market trends discussed above. The decrease in commercial sales was primarily attributable to a decrease in sales of the
Company's Automated Prescription Refill System (APRS). The decrease in government sales was primarily attributable to the reduction in product upgrades to existing government customers. The decrease in international sales was primarily attributable to large international sales ($1.0 million and $0.5 million respectively in the first and second quarters of fiscal year 1998) to a subsidiary of KPN of the Netherlands which were not replaced by the Company in the first two quarters of fiscal year 1999.

As of April 30, 1999, the Company had a backlog of existing orders for voice processing systems totaling $2.5 million. The backlog, as of April 30, 1998, was $3.1 million. Of the $2.5 million of backlog at April 30, 1999, approximately $0.5 million is expected to be recognized as sales beyond fiscal year 1999. The Company has experienced fluctuations in its backlog at various times in the past primarily due to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at April 30, 1999 will be shipped and the sales recognized during fiscal year 1999. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES

Performance analysis and support services net sales for the quarter ended April 30, 1999 were $2.8 million, which represented a decrease of 10% compared to $3.1 million of net sales for the quarter ended April 30, 1998. The net sales for the six months ended April 30, 1999 were $5.2 million, which represented a decrease of 15% compared to $6.1 million of net sales for the six months ended April 30, 1998. The decreases were attributable to the reduction in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the company's principal customer for these services.

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

As of April 30, 1999, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $0.2 million. By comparison, the backlog as of April 30, 1998 was $2.7 million. The decrease in backlog was primarily due to the types of contracts that the Company had in backlog at April 30, 1999, as compared to April 30, 1998. At April 30, 1999, the Company's contracts consisted primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount, and therefore are not included in backlog. At April 30, 1998, the Company had a contracts portfolio which included fixed price and time and materials contracts which have a funding amount, as well as IDIQ contracts which generally do not have a funding amount. The Company estimates that the entire $0.2 million of backlog at April 30, 1999 will be recognized as sales in fiscal year 1999. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized. In addition, the federal government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

COSTS AND EXPENSES

Cost of sales was $3.4 million or 80.2% of net sales for the quarter ended April 30, 1999, as compared to $5.6 million or 72.7% of net sales for the quarter ended April 30, 1998. Cost of sales was $6.9 million or 75.8% of net sales for the six months ended April 30, 1999 as compared to $10.3 million or 72.8% of net sales for the six months ended April 30, 1998. The decrease in cost of sales in dollar amount and the increase as a percentage of sales for the comparable quarters, as well as for the comparable six month periods, was primarily attributable to significantly lower voice processing product sales. Additionally, the increase as a percentage of sales was attributable to certain fixed costs that do not vary directly with sales volume, so the decline in net sales did not result in a similar decline in costs.

Selling, general and administrative expenses were $1.7 million or 41.0% of net sales for the quarter ended April 30, 1999 as compared to $2.1 million or 27.5% of net sales for the quarter ended April 30, 1998. Selling, general and administrative expenses were $3.4 million or 37.4% of net sales for the six months ended April 30, 1999 as compared to $4.2 million or 29.6% of net sales for the six months ended April 30, 1998. The decrease in selling, general and administrative expenses in dollar amount for the comparable quarters, as well as for the comparable six month periods, was primarily attributable to reduced headcount in the general and administrative areas of the Company, reduced sales expenses, and reduced marketing programs. The increase in selling, general, and administrative expenses as a percentage of revenue for the comparable quarters, as well as the comparable six month periods, was primarily attributable to reduced net sales by the Company without a corresponding reduction in fixed costs.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $736,000 or 17.3% of net sales for the quarter ended April 30, 1999 as compared to $712,000 or 9.3% of net sales for the quarter ended April 30, 1998. Research and development expenses were $1.7 million or 18.5% of net sales for the six months ended April 30, 1999 as compared to $1.5 million or 10.6% of net sales for the six months ended April 30, 1998. The increase in expenses for the comparable quarters, as well as for the comparable six month periods, was primarily attributable to the expenses associated with the Company's new uniQue product line. Research and development expenses for fiscal year 1999 are focused on the Intela products and the Company's new uniQue product line.

RESTRUCTURING OF OPERATIONS

In February 1999, the Company restructured its voice processing operations in order to bring expenses more in line with forecasted revenues. In connection with this restructuring, the Company reduced its voice processing workforce by approximately 25% and wrote off equipment associated with its headcount reductions.

The Company incurred restructuring charges of $582,000 in the second quarter of fiscal 1999, for severance and benefits costs for the reduction of approximately 25 employees in February 1999. Temporary employees and contractors were also reduced. The restructuring charges include costs of $110,000 for severance and benefits, the write-off of assets of $49,000 for the equipment associated with headcount reductions, the costs of $103,000 associated with the closing of the Company's manufacturing facility, the costs of $160,000 to terminate the 15 year lease commitment for new office space which the Company had entered into in May 1998, and the costs of $160,000 for the settlement with the former Chief Executive Officer. As a result of these restructuring activities and other cost reduction actions, the Company expects to reduce its annual voice processing operating expenses by approximately $4.5 million annually and approximately $2.3 million for the remainder of fiscal year 1999, which started in the second quarter of fiscal year 1999.

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

NET OTHER INCOME AND EXPENSE

Net other income was $38,000 and $116,000 for the quarter and six months ended April 30, 1999 as compared to net other expense of $12,000 and $3,000 for the comparable periods in fiscal year 1998. Net other income for the quarter and six months ended April 30, 1999 consisted primarily of the recognition of the deferred gain on the sale of the Company's office building in August 1998. Net other expense for the comparable periods in fiscal year 1998 consisted primarily of interest expense on short term borrowings.

PROVISION FOR INCOME TAXES

For the quarters ended April 30, 1999 and April 30, 1998, the provision for income taxes of $9,000 and $10,000, and respectively relates to state income taxes. For the six month period ended April 30, 1999, the provision for income taxes of $20,000 relates to state income taxes. For the six month period ended April 30, 1998, the provision for income taxes of $72,000 relates to state income taxes and the alternative minimum tax for federal income taxes.

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

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully reduce costs. The Company is subject to the risk that it will not be able to maintain the necessary debt financing or raise the equity financing it requires to implement its new strategy. Failure to maintain or raise required financing would have a material adverse effect on the Company. The Company's fiscal year 1999 operating budget includes significant expenditures relating to the development and marketing of its new product line, uniQue(TM) and requires the Company to utilize debt or equity financing to maintain its new strategy. The Company's anticipated cash flows from existing operations will not generate the required cash flows to successfully launch the Company's new strategy. If the Company is unable to maintain the necessary debt financing or raise equity financing, the Company will not be able to successfully implement its new strategy and it will be forced to reduce expenditures in addition to those associated with the restructuring discussed above in order to continue as a going concern. The Company is subject to the risks that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences.

LIQUIDITY AND CAPITAL RESOURCES

Working capital as of April 30, 1999 was a negative $1.1 million as compared to $2.0 million as of October 31, 1998. The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents of $2.1 million and a decrease of $1.2 million in accounts receivable. Cash and cash equivalents were $0.2 million as of April 30, 1999 as compared to $2.3 million as of October 31, 1998. The decrease was primarily due to the losses in the first two quarters of the year and a decrease in accounts receivable. Accounts receivable were $1.8 million as of April 30, 1999 as compared to $3.1 million as of October 31, 1998. The decrease was primarily due to decreased net sales by the Company.

In February 1999, the Company and its financial institution put in place a $750,000 line-of-credit facility, which allows the Company to borrow up to 75% of the eligible receivables of Old Dominion Systems Inc. of Maryland. The line of credit bears interest at the bank's prime rate plus 1.25% (9.00% at April 30, 1999) and is payable upon demand. At April 30, 1999, $25,000 was outstanding against this line-of-credit. In May, 1999, the outstanding amount was paid off and the credit facility was terminated.

In May 1999, the Company closed and drew on a $2.0 million revolving line-of-credit facility with a new financial institution, which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $2,000,000, subject to the right of the financial institution to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.25% (10.00% at April 30, 1999), and contains a 0.025% fee on the average unused portion of the line as well as a monthly collateral fee and a 1% upfront commitment fee. The term of the loan is one year, and subjects the Company to a restrictive covenant of not exceeding 115% of its consolidated planned quarterly losses for its second and third quarters of fiscal year 1999, and a requirement for consolidated profitability beginning in the fourth quarter of fiscal year 1999. The line also subjects the Company to a number of restrictive covenants including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. At April 30, 1999, the Company was not in compliance with the restrictive covenant of not exceeding 115% of its consolidated planned quarterly loss for the second quarter of fiscal year 1999. The bank waived the covenant at April 30, 1999 and established a revised covenant for the third quarter of fiscal year 1999. There was no outstanding debt against this line-of-credit at April 30, 1999.

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

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully reduce costs. The Company is subject to the risk that it will not be able to maintain the necessary debt financing or raise the equity financing it requires to implement its new strategy. Failure to maintain or raise required financing would have a material adverse effect on the Company. The Company's fiscal year 1999 operating budget includes significant expenditures relating to the development and marketing of its new product line, uniQue(TM) and requires the Company to utilize debt or equity financing to maintain its new strategy. The Company's anticipated cash flows from existing operations will not generate the required cash flows to successfully launch the Company's new strategy. If the Company is unable to maintain the necessary debt financing or raise equity financing, the Company will not be able to successfully implement its new strategy and it will be forced to reduce expenditures in addition to those associated with the restructuring discussed above in order to continue as a going concern. The Company is subject to the risks that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences.

The Company is subject to the risk that it will not be able to maintain adequate financing to implement its new strategy. Financing activities to date have primarily consisted of cash generated from operating activities, the sale of the building and land, and the availability of debt financing. The Company has generated operating losses resulting in an accumulated deficit of $15.3 million at April 30, 1999. Failure to raise and maintain required financing would have a material adverse effect on the Company.

This report contains "forward-looking statements" within the meaning of the Federal Securities laws. The Company's business is subject to significant risks that could cause the Company's results to differ materially from those expressed in any forward-looking statements made in this report.

In February 1999, the Company was notified by the Nasdaq National Market System that it had failed to maintain certain maintenance standards for continued listing on the Nasdaq National Market System. The Company did not meet the requirements for minimum net tangible assets and was delinquent in filing its 10K report. The Company has presented its plans for meeting the minimum standards to Nasdaq at a hearing in April 1999, and is awaiting Nasdaq's decision. The Company's common stock was delisted from the Nasdaq National Market System on one prior occasion. In February 1996, the Company returned to the Nasdaq National Market System. The common stock was traded on the Nasdaq Small Caps Market until its market value of public float had risen and the Company was able to re-list on the Nasdaq National Market System. If the common stock is delisted from the Nasdaq National Market System, there can be no assurance that it will be able to re-list such securities on that system.

On March 5, 1999, Nasdaq halted trading of the Company's stock pending receipt and review of additional information. The Company provided this information to Nasdaq and trading resumed on March 23, 1999.


ITEM 1   Legal Proceedings
         None

ITEM 2   Changes in Securities
         None.

ITEM 3   Submission of Matters to a Vote of Security Holders
         None.

ITEM 4   Other Information
         None.

ITEM 5   Exhibits and Reports on Form 8-K
         Form 8K was filed on April 14, 1999, reporting the resignation of the Chief Executive Officer on March 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MICROLOG CORPORATION

                                                   BY  /s/ David B. Levi
                                                       -------------------------
                                                       David B. Levi
                                                       Chief Executive Officer


                                                   BY /s/ Steven R. Delmar
                                                      --------------------------
                                                      Steven R. Delmar
                                                      Executive Vice President
                                                      and Chief Financial
                                                      Officer
      June 14, 1999
--------------------------
          DATE