Form 10-Q
period 1999-07-31
MICROLOG CORP
filed 1999-09-14
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



         For the Quarter Ended July 31, 1999 Commission file No. 0-14880

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

                                YES X         NO
                                   ------        ------

  As of September 13, 1999, 5,156,973 shares of common stock were outstanding.

                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                               (UNAUDITED)
                                                                                 JULY 31,             OCTOBER 31,
                                                                                   1999                  1998
                                                                             -----------------     ------------------
ASSETS:
Current assets:
    Cash and cash equivalents                                                        $    499              $    2,340
    Receivables, net                                                                    2,403                   3,057
    Inventories, net                                                                      731                     872
    Other current assets                                                                  579                     534
                                                                             -----------------     ------------------
    Total current assets                                                                4,212                   6,803

Fixed assets, net                                                                       1,106                   1,353
Licenses, net                                                                             133                     181
Other assets                                                                              222                     223
                                                                             -----------------     ------------------
     Total assets                                                                   $   5,673              $    8,560
                                                                             =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current portion of long-term debt                                                $     68               $      68
    Borrowings under line-of-credit agreement                                               3                      --
    Accounts payable                                                                    1,208                   1,079
    Accrued compensation and related expenses                                           1,584                   2,082
    Deferred revenue                                                                      395                     719
    Other accrued expenses                                                                878                     902
                                                                             -----------------     ------------------
     Total current liabilities                                                          4,136                   4,850

Long-term debt                                                                            ---                      74
Deferred officers' compensation                                                           242                     249
Other liabilities                                                                          52                      17
                                                                             -----------------     ------------------
     Total liabilities                                                                  4,430                   5,190
                                                                             -----------------     ------------------
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                                       --                      --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       5,752,593 and 4,889,205 shares issued and 5,150,723
       and 4,287,335 outstanding                                                           58                      49
    Capital in excess of par value                                                     17,856                  16,417
    Treasury stock, at cost, 601,870 shares                                            (1,177)                 (1,177)
    Accumulated deficit                                                               (15,494)                (11,919)
                                                                             ----------------      ------------------
    Total stockholders' equity                                                          1,243                   3,370
                                                                             ----------------      ------------------
    Total liabilities and stockholders' equity                                      $   5,673              $    8,560
                                                                             ================      ==================

                            See accompanying notes to consolidated financial statements.


                              MICROLOG CORPORATION
                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                  (Unaudited)
                                 (In thousands)


                                                                   FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                      ENDED JULY 31,                          ENDED JULY 31,
                                                                  1999                1998                1999               1998
                                                                  ----                ----                ----               ----
Net sales                                                      $  4,954            $  6,929            $ 14,097            $ 21,135

Costs and expenses:
    Cost of sales                                                 3,400               5,605              10,326              15,948
    Selling, general, and administrative                          1,160               2,123               4,580               6,328
    Research and development                                        600                 827               2,299               2,328
    Restructuring costs                                               5                 586                  --                  --
                                                               --------            --------            --------            --------
                                                                  5,165               8,555              17,791              24,604
                                                               --------            --------            --------            --------
Operating loss                                                     (211)             (1,626)             (3,694)             (3,469)
Net other (expense) income                                            5                 (12)                119                 (14)
                                                               --------            --------            --------            --------
Loss before income taxes                                           (206)             (1,638)             (3,575)             (3,483)
Benefit (provision) for income taxes                                 19              (2,218)                  0              (2,290)
                                                               --------            --------            --------            --------
Net loss                                                           (187)             (3,856)             (3,575)             (5,773)
Accumulated deficit:
     at beginning of period                                     (15,307)             (5,195)            (11,919)             (3,278)
                                                               --------            --------            --------            --------
     at end of period                                          $(15,494)           $ (9,051)           $(15,494)           $ (9,051)
                                                               ========            ========            ========            ========
Basic weighted average shares outstanding                         4,438               4,287               4,339               4,282
                                                               --------            --------            --------            --------
Diluted weighted average shares outstanding                       4,438               4,287               4,339               4,282
                                                               --------            --------            --------            --------
Basic loss per share                                           $  (0.04)           $  (0.90)           $  (0.82)           $  (1.35)
Diluted loss per share                                         $  (0.04)           $  (0.90)           $  (0.82)           $  (1.35)

                                      See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                FOR THE                   FOR THE
                                                              NINE MONTHS               NINE MONTHS
                                                                 ENDED                     ENDED
                                                             JULY 31, 1999             JULY 31, 1998
                                                         ----------------------    ----------------------
Cash flows from operating activities:
     Net loss                                                      $(3,575)                    $(5,773)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                  520                         662
         Amortization of goodwill and licensing agreement               91                         188
         Gain on disposition of fixed assets                            (9)                         --
         Provision for inventory reserves                              125                         457
         Consulting expense funded through stock options
            granted                                                    155                         100
         Changes in assets and liabilities:
            Receivables                                                654                      (1,395)
            Inventories                                                 16                        (170)
            Other assets and licenses                                  (87)                         17
            Deferred tax asset                                                                   2,150
            Accounts payable                                           129                         116
            Accrued compensation and related expenses                 (498)                        202
            Deferred revenue                                          (324)                         57
            Other accrued expenses                                      11                         398
            Deferred officers' compensation                             (7)                         (1)
                                                                   -------                     -------
      Net cash used in operating activities                         (2,799)                     (2,992)
                                                                   -------                     -------
Cash flows from investing activities:
     Purchases of fixed assets                                        (264)                       (321)
                                                                   -------                     -------
      Net cash used in investing activities                           (264)                       (321)
                                                                   -------                     -------
Cash flows from financing activities:
     Reduction in long term debt                                       (74)                        (61)
     Net borrowings under line-of-credit agreements                      3                          --
     Proceeds from issuance of common stock                          1,281                          --
     Exercise of common stock options                                   12                          24
                                                                   -------                     -------
     Net cash provided by financing activities                       1,222                         (37)
                                                                   -------                     -------
Cash and cash equivalents:
     Net decrease during period                                     (1,841)                     (3,350)
     Balance at beginning of period                                  2,340                       3,979
                                                                   -------                     -------
     Balance at end of period                                      $   499                     $   629
                                                                   =======                     =======

                           See  accompanying  notes  to  consolidated  financial statements.


                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 July 31, 1999 (Unaudited) and October 31, 1998


General
--------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at July 31, 1999 and October 31, 1998, and the results of their operations and their cash flows for the nine month period ended July 31, 1999. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1999.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1998.


Note 1 - Inventories (in thousands)
-----------------------------------                                               (Unaudited)
                                                                                     JULY 31,               OCTOBER 31,
Inventories Consist of the Following:                                                  1999                    1998
                                                                                 ------------------      ------------------
       Components                                                                          $   710                $  1,357
       Work-in-process and finished goods                                                      691                   1,159
                                                                                 ------------------      ------------------
                                                                                             1,401                   2,516
       Less: reserve for obsolescence                                                         (670)                 (1,644)
                                                                                 ------------------      ------------------
                                                                                           $   731                 $   872
                                                                                 ==================      ==================


During the first nine months of fiscal year 1999, the Company disposed of obsolete inventory relating to certain product lines for which future sales are doubtful. This inventory was previously reserved for, and therefore resulted in a reduction of $1.1 million to the reserve for obsolescence. The Company also increased its reserve for obsolescence by an additional $125,000 for the nine months ended July 31, 1999.


Note 2 - Fixed Assets (in thousands)
------------------------------------
                                                                                    (UNAUDITED)
Fixed Assets Consist of the Following:                                               JULY 31,               OCTOBER 31,
                                                                                       1999                    1998
                                                                                 ------------------      ------------------
       Office furniture and equipment                                                     $  3,865                $  3,700
       Vehicles                                                                                 24                      24
       Leasehold improvements                                                                  170                     171
                                                                                 -----------------      ------------------
                                                                                             4,059                   3,895
       Less: accumulated depreciation and amortization                                      (2,953)                 (2,542)
                                                                                 -----------------      ------------------

                                                                                          $  1,106                $  1,353
                                                                                 =================      ==================

                                       5

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

The following table sets forth for the periods indicated the percentage of revenues of certain items from the Company's consolidated statements of income and retained earnings:

                          PERCENTAGE OF TOTAL REVENUES

                                                             Three Months Ended                     Nine Months Ended
                                                                   July 31,                               July 31,
                                                              1999          1998                    1999            1998
                                                              ----          ----                    ----            ----
Revenues
 Voice processing                                            50.0%         57.7%                   45.0%          57.3%
 Performance analysis and support services                   50.0%         42.3%                   55.0%          42.7%
                                                            ------       -------                 -------        -------

   Total                                                    100.0%        100.0%                  100.0%         100.0%

Costs and expenses
 Cost of sales                                               68.6%         80.9%                   73.3%          75.5%
 Selling, general, and administrative                        23.4%         30.7%                   32.5%          29.9%
 Research and development                                    12.1%         11.9%                   16.3%          11.0%
 Restructuring costs                                          0.1%          0.0%                    4.1%           0.0%
                                                            ------      --------                  ------       --------

   Total                                                    104.2%        123.5%                  126.2%         116.4%
                                                          --------      --------                --------       --------

Operating loss                                               (4.2)%       (23.5)%                 (26.2)%        (16.4)%

Net other income (expense)                                    0.1%         (0.1)%                   0.5%          (0.1)%
                                                           -------      ---------               --------      ----------

Loss before income taxes                                     (4.1)%       (23.6)%                 (25.7)%        (16.5)%

Benefit (provision) for income taxes                          0.3%        (32.0)%                  (0.3)%        (10.8)%
                                                           -------      ---------              ----------     ----------

Net loss                                                     (3.8)%       (55.6)%                 (25.4)%        (27.3)%
                                                          =========    ==========              ==========      =========

RESULTS OF OPERATIONS

The Company had a net loss of $0.2 million (($.04) per basic and diluted share) for the quarter ended July 31, 1999 and a net loss of $3.6 million (($.82) per basic and diluted share) for the nine months ended July 31, 1999. By comparison, the Company had a net loss of $3.9 million (($.90 per basic and diluted share), and a net loss of $5.8 million (($1.35 per basic and diluted share) for the comparable periods in fiscal year 1998. The results for fiscal year 1998 included a write-off of a deferred tax asset for the three and nine month periods of $2.2 million (($.50) per basic and diluted share.) The Company is now reporting basic and diluted earnings per share as required under Statement of Financial Accounting Standards (SFAS No.128), "Earnings per Share", which became effective for the Company in fiscal year 1998.

The losses for the third quarter of fiscal year 1999 and the nine months ended July 31, 1999 were attributable to the Company's voice processing operations. The losses were due to insufficient voice processing revenues as well as significant costs specific to the uniQue product line with no corresponding uniQue revenue. These losses in the voice processing operations were offset by net income of $0.1 million in the third quarter and $0.5 million in the nine month period generated from the Company's performance analysis and supports services operations.

Over the past two years, the Company has been experiencing reduced demand, increased competition and reduced margins in the voice processing area, which the Company attributes to market forces. The Company believes that interactive information response (IIR) systems in general, and in the retail pharmacy vertical market targeted by the Company's commercial sales efforts in particular, are becoming commodities which are more readily available from an increased number of vendors and require less engineering customization. Accordingly, competition has increased, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IIR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in greater difficulty in making sales and increased pressure on margins. One of the Company's short-term responses to these market trends has included increased marketing efforts focusing on the capabilities of the Company's Intela product and its ability to customize the product to meet specific application requirements.

In addition, in February 1999, the Company restructured its voice processing operations in order to bring expenses more in line with forecasted revenues. In connection with this restructuring, the Company reduced its voice processing workforce by approximately 25% and wrote off equipment associated with its headcount reductions. As a result of the restructuring and cost reduction plan the Company expects to reduce total voice processing operating expenses by approximately $4.8 million annually and approximately $1.2 million for the remainder of fiscal year 1999, which started in the second quarter of fiscal year 1999.

In fiscal year 1999, the Company's strategy for addressing the market trends has been to move aggressively into the customer contact center market, which became a new target market for the Company in late fiscal year 1997 and fiscal year 1998. The Company has been focusing sales of its UNIX-based Intela product, the Company's principal interactive communications system, on contact center applications. The Company is also promoting its newest product line, uniQue(TM), a family of open solutions for customer contact center management that leverages the effectiveness of unified queuing, priority and skills-based routing, and "zero administration" at the agent's desktop. With "zero administration", the system administrator makes changes to the configuration or application from a central location and distributes to the agents' desktops automatically. uniQue became generally available in April, 1999 and has resulted in several new orders since then. The Company is devoting significant efforts to promote market acceptance of uniQue.

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

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully increase sales and reduce costs .

On July 2, 1999 the Company finalized an Investment Agreement with TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc. The investment will be consummated in two transactions. In the first transaction, which occurred on July 2, 1999, TFX purchased 854,563 shares of Microlog common stock for $1.3 million. In the second transaction, which is scheduled to close on September 27, 1999, TFX would purchase 1,812,104 shares of common stock for $2.7 million. The Company held a special meeting of stockholders on September 9, 1999. At the meeting, the proposed approval of the issuance of 1,812,104 additional shares of Common Stock to TFX Equities, Inc. was obtained.

NET SALES
---------

Net sales for the quarter ended July 31, 1999 were $5.0 million, which represented a decrease of 29% compared to $6.9 million of net sales for the quarter ended July 31, 1998. Net sales for the nine months ended July 31, 1999 were $14.1 million, which represented a decrease of 33% compared to $21.1 million of net sales for the nine months ended July 31, 1998. The decrease in sales for the comparable quarters was attributable to a decrease in voice processing net sales of $1.5 million and a decrease in performance analysis net sales of $0.4 million. The decrease in sales for the comparable nine month periods was attributable to a decrease in voice processing net sales of $5.7 million and a decrease in performance analysis net sales of $1.3 million.

VOICE PROCESSING NET SALES
--------------------------

Voice processing net sales for the quarter ended July 31, 1999 were $2.5 million, which represented a decrease of 38% as compared to $4.0 million of net sales for the quarter ended July 31, 1998. Net sales for the nine months ended July 31, 1999 were $6.4 million, which represented a decrease of 47% as compared to $12.1 million of net sales for the nine months ended July 31, 1998. The decrease in sales for the comparable quarters was primarily attributable to a decrease of 65% in sales to government customers, a decrease of 60% in sales to international customers, offset by an increase of 143% in sales to commercial customers. The decrease in sales for the comparable nine month periods was primarily attributable to a decrease of 53% in sales to government customers, a decrease of 70% in sales to international customers and a decrease of 6% in sales to commercial customers. The Company believes that the overall decrease in sales is largely attributable to the market trends discussed above. The decrease in government sales was primarily attributable to the reduction in product upgrades to existing government customers. The decrease in international sales was primarily attributable to large international sales ($1.0 million, $0.5 million, and $0.2 million respectively in the first, second, and third quarters of fiscal year 1998) to a subsidiary of KPN of the Netherlands which were not replaced by the Company in the first nine months of fiscal year 1999.

As of July 31, 1999, the Company had a backlog of existing orders for voice processing systems totaling $1.9 million. The backlog, as of July 31, 1998, was $3.1 million. Of the $1.9 million of backlog at July 31, 1999, approximately $1.0 million is expected to be recognized as sales beyond fiscal year 1999. The Company has experienced fluctuations in its backlog at various times in the past primarily due to the seasonality of governmental purchases. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES NET SALES
---------------------------------------------------

Performance analysis and support services net sales for the quarter ended July 31, 1999 were $2.5 million, which represented a decrease of 14% compared to $2.9 million of net sales for the quarter ended July 31, 1998. The net sales for the nine months ended July 31, 1999 were $7.7 million, which represented a decrease of 14% compared to $9.0 million of net sales for the nine months ended July 31, 1998. The decreases were attributable to the reduction in the level of work authorized under existing contracts from the John Hopkins University Applied Physics Laboratory (APL), the company's principal customer for these services.

The Company believes that its performance analysis contracts are likely to continue to provide a stable source of sales for the Company. The Company does not anticipate that any changes in defense priorities or spending will result in any material adverse affect over the next fiscal year on its sales from performance analysis and support services nor alter the manner in which it procures contracts for such services. However, over the past two years, there has been a downward trend in sales from performance analysis and support services.

As of July 31, 1999, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $0.1 million. By comparison, the backlog as of July 31, 1998 was $1.7 million. The decrease in backlog was primarily due to the types of contracts that the Company had in backlog at July 31, 1999, as compared to July 31, 1998. At July 31, 1999, the Company's contracts consisted primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount, and therefore are not included in backlog. At July 31, 1998, the Company had a contracts portfolio which included fixed price and time and materials contracts which have a funding amount, as well as IDIQ contracts which generally do not have a funding amount. The Company estimates that the entire $0.1 million of backlog at July 31, 1999 will be recognized as sales in fiscal year 1999. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized. In addition, the federal government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

COSTS AND EXPENSES
------------------

Cost of sales was $3.4 million or 69% of net sales for the quarter ended July 31, 1999, as compared to $5.6 million or 81% of net sales for the quarter ended July 31, 1998. Cost of sales was $10.3 million or 73% of net sales for the nine months ended July 31, 1999 as compared to $15.9 million or 76% of net sales for the nine months ended July 31, 1998. The decrease in cost of sales in dollar amount for the comparable quarters, as well as for the comparable nine month periods, was primarily attributable to reduced headcount in the Company's manufacturing facility as well as significantly lower voice processing sales. The decrease in cost of sales as a percentage of revenue for the comparable quarters, as well as for the comparable nine month periods, was primarily attributable to significantly lower voice processing product sales.

Selling, general and administrative expenses were $1.2 million or 23% of net sales for the quarter ended July 31, 1999 as compared to $2.1 million or 31% of net sales for the quarter ended July 31, 1998. Selling, general and administrative expenses were $4.6 million or 33% of net sales for the nine months ended July 31, 1999 as compared to $6.3 million or 30% of net sales for the nine months ended July 31, 1998. The decrease in selling, general and administrative expenses in dollar amount for the comparable quarters, as well as for the comparable nine month periods, was primarily attributable to reduced headcount in the general and administrative areas of the Company, reduced sales expenses, and reduced marketing programs. The increase in selling, general, and administrative expenses as a percentage of revenue for the comparable nine month periods was primarily attributable to reduced net sales by the Company without a corresponding reduction in fixed costs.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for the Company's voice processing systems as well as the new uniQue product line. The

Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Hence, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $600,000 or 12% of net sales for the quarter ended July 31, 1999 as compared to $827,000 or 12% of net sales for the quarter ended July 31, 1998. Research and development expenses were $2.3 million or 16% of net sales for the nine months ended July 31, 1999 as compared to $2.3 million or 11% of net sales for the nine months ended July 31, 1998. Research and development expenses for fiscal year 1999 are focused on the Intela products and the Company's new uniQue product line.

RESTRUCTURING OF OPERATIONS
---------------------------

In February 1999, the Company restructured its voice processing operations in order to bring expenses more in line with forecasted revenues. In connection with this restructuring, the Company reduced its voice processing workforce by approximately 25% and wrote off equipment associated with its headcount reductions.

The Company incurred restructuring charges of $582,000 in the second quarter of fiscal 1999, for severance and benefits costs for the reduction of approximately 25 employees in February 1999. Temporary employees and contractors were also reduced. The restructuring charges include costs of $110,000 for severance and benefits, the write-off of assets of $49,000 for the equipment associated with headcount reductions, costs of $103,000 associated with the closing of the Company's manufacturing facility, costs of $160,000 to terminate the 15 year lease commitment for new office space which the Company had entered into in May 1998, and costs of $160,000 for the settlement with the former Chief Executive Officer. As a result of these restructuring activities and other cost reduction actions, the Company expects to reduce its annual voice processing operating expenses by approximately $4.8 million annually and approximately $1.2 million for the remainder of fiscal year 1999, which started in the second quarter of fiscal year 1999.

On  September  3,  1999,  the  Company  entered  into  a  contract  with  Comsys
International B.V. of The Netherlands to sell the assets of the Company's European operation based in The Netherlands. The Company has agreed to grant Comsys certain rights to resell its Intela software and related hardware. The Company has also agreed to assign certain agreements to which Microlog is party relating to the Intela product. As part of the sale, two Microlog employees became employees of Comsys.

NET OTHER INCOME AND EXPENSE
----------------------------

Net other income was $5,000 and $119,000 for the quarter and nine months ended July 31, 1999 as compared to net other expense of $12,000 and $14,000 for the comparable periods in fiscal year 1998. Net other income for the quarter ended July 31, 1999 consisted primarily of a prior years' state tax refund offset by interest expense on short term borrowings. Net other income for the nine months ended July 31, 1999 consisted primarily of the recognition of the deferred gain on the sale of the Company's office building in August 1998. Net other expense for the comparable periods in fiscal year 1998 consisted primarily of interest expense on short term borrowings.

BENEFIT / PROVISION FOR INCOME TAXES
------------------------------------

For the quarter ended July 31, 1999, the benefit for income taxes of $19,000 relates to state income taxes. For the quarter and nine months ended July 31, 1998, the provision for income taxes of $2.2 million and $2.3 million, respectively relates primarily to the write-off of a deferred tax asset of $2.2 million.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $10.4 million and $0.4 million, respectively, will be available to offset taxes generated from future taxable income through 2013. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

YEAR 2000 COMPLIANCE
--------------------

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

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS
----------------------------------------------------

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

The Company believes that its results of operations will be affected by factors such as the timing of introduction by the Company of new and enhanced products and services, market acceptance of new voice processing products and enhancements of existing products, continuation of market trends in the voice processing market, growth in the voice processing market in general, fluctuations in the buying cycles of governmental customers, changes in general economic conditions, and changes in the U.S. defense industry and their impact on the prime contractor for which the Company provides performance analysis and support services.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully increase sales and reduce costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital as of July 31, 1999 was $0.1 million as compared to $2.0 million as of October 31, 1998. The decrease in working capital was primarily attributable to a decrease of $1.8 million in cash and cash equivalents, a decrease of $0.6 million in accounts receivable offset by a decrease of $0.4 in accounts payable and accrued expenses. Cash and cash equivalents were $0.5 million as of July 31, 1999 as compared to $2.3 million as of October 31, 1998. The decrease was primarily due to the losses for the first nine months of the year offset by the proceeds from the issuance of common stock to TFX Equities. Accounts receivable were $2.4 million as of April 30, 1999 as compared to $3.1 million as of October 31, 1998. The decrease was primarily due to decreased net sales by the Company.

In  May  1999,  the  Company  closed  and  drew  on  a  $2.0  million  revolving line-of-credit facility with a new financial institution, which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $2,000,000, subject to the right of the financial institution to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.25% (10.00% at July 31, 1999), and contains a 0.025% fee on the average unused portion of the line as well as a monthly collateral fee and a 1% upfront commitment fee. The term of the loan is one year, and subjects the Company to a restrictive covenant of not exceeding 115% of its consolidated planned quarterly losses for its second and third quarters of fiscal year 1999, and a requirement for consolidated profitability beginning in the fourth quarter of fiscal year 1999. The line also subjects the Company to a number of restrictive covenants including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. There was $3,000 of outstanding debt against this line-of-credit at July 31, 1999.

In June 1996, the Company entered into a contract to purchase a new management information system including a five year maintenance plan. The purchase, including maintenance, is being financed by the vendor over a five-year term at an annual interest rate of 8%. The financing terms require five annual payments of $140,000 each, including interest, beginning on June 30, 1996. Four annual payments have been made to date. The final payment is due on June 30, 2000.

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

In February 1999, the Company was notified by the Nasdaq National Market System that it had failed to maintain certain maintenance standards for continued listing on the Nasdaq National Market System. The Company did not meet the requirements for minimum net tangible assets and was delinquent in filing its 10K report. On August 17, 1999, the Company was notified that it had been moved to the Nasdaq SmallCap Market System. The Company's common stock was delisted from the Nasdaq National Market System on one prior occasion. In February 1996, the Company returned to the Nasdaq National Market System. The common stock was traded on the Nasdaq SmallCap Market System until its market value of public float had risen and the Company was able to re-list on the Nasdaq National Market System. There can be no assurance that it will be able to re-list such securities on the Nasdaq National Market System.

ITEM 1  Legal Proceedings
        None

ITEM 2  Changes in Securities
        None.

ITEM 3  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 21, 1999. At the meeting, Joe J. Lynn was appointed to serve as a director for a three year term by a vote of: FOR 3,977,753 and 109,878 shares abstaining. .

The proposed amendment to the Company's 1989 Non-Employee Director Non-Qualified Stock Option Plan, which adds an additional annual stock option grant to each Non-Employee Director of 6,000 shares (or pro-rata portion thereof) for as long as Non-Employee Directors are serving on the Company's Board of Directors without monetary compensation, was ratified by a vote of: FOR 3,846,244, AGAINST 216,195, and 25,192 shares abstaining. The meeting was adjourned until July 2, 1999 on the proposed amendment to the Company's 1995 Stock Option Plan (the "Employee Plan").

When the adjourned meeting of stockholders was reconvened on July 2, 1999, the proposed amendment to the Company's 1995 Stock Option Plan (the "Employee Plan"), which increased from 1,000,000 to 1,600,000 the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the plan was ratified by a vote of: FOR 2,009,410, AGAINST 181,472, and 21,792 shares abstaining.

The Company held a special meeting of stockholders on September 9, 1999. At the meeting, the proposed approval of the issuance of 1,812,104 additional shares of Common Stock to TFX Equities, Inc. was obtained by a vote of: FOR 2,304,564, AGAINST 72,837, and 24,863 shares abstaining.

ITEM 4   Other Information
         None.

ITEM 5   Exhibits and Reports on Form 8-K

         A current report on Form 8-K was filed on April 13, 1999, reporting the resignation of the Company's Chief Executive Officer on March 29, 1999.

         A current report on Form 8-K was filed on June 11, 1999 reporting that the Company had entered into a non-binding letter of intent with TFX Equities, Inc. to invest $4.0 million in Microlog's common stock at $1.50 per share.

         A current report on Form 8-K was filed on July 6, 1999 reporting that the Company had finalized the Investment Agreement with TFX Equities, Inc. to invest $4.0 million in Microlog's common stock at $1.50 per share.

         A current report on Form 8-K was filed on July 16, 1999 reporting that the Company had dismissed PricewaterhouseCoopers LLP as its independent accountant and that it had engaged Grant Thornton LLP as its new independent accountant as of July 12, 1999.





                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MICROLOG CORPORATION

                   BY       /s/ Stephen Smith
                            --------------------
                            Stephen Smith
                            President and Chief Executive Officer


                   BY       /s/ Steven R. Delmar
                            --------------------
                            Steven R. Delmar
                            Executive Vice President and Chief Financial Officer

      September 13, 1999
      ------------------
             DATE