Form 10-Q/A
period 1999-07-31
MICROLOG CORP
filed 1999-09-17
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

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


                              MICROLOG CORPORATION
                           CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                                  (Unaudited)
                                 (In thousands)



                                                                   FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                                      ENDED JULY 31,                          ENDED JULY 31,
                                                                  1999                1998                1999               1998
                                                                  ----                ----                ----               ----
Net sales                                                      $  4,954            $  6,929            $ 14,097            $ 21,135

Costs and expenses:
    Cost of sales                                                 3,400               5,605              10,326              15,948
    Selling, general, and administrative                          1,160               2,123               4,580               6,328
    Research and development                                        600                 827               2,299               2,328
    Restructuring costs                                               5                  --                 586                  --
                                                               --------            --------            --------            --------
                                                                  5,165               8,555              17,791              24,604
                                                               --------            --------            --------            --------
Operating loss                                                     (211)             (1,626)             (3,694)             (3,469)
Net other (expense) income                                            5                 (12)                119                 (14)
                                                               --------            --------            --------            --------
Loss before income taxes                                           (206)             (1,638)             (3,575)             (3,483)
Benefit (provision) for income taxes                                 19              (2,218)                  0              (2,290)
                                                               --------            --------            --------            --------
Net loss                                                           (187)             (3,856)             (3,575)             (5,773)
Accumulated deficit:
     at beginning of period                                     (15,307)             (5,195)            (11,919)             (3,278)
                                                               --------            --------            --------            --------
     at end of period                                          $(15,494)           $ (9,051)           $(15,494)           $ (9,051)
                                                               ========            ========            ========            ========
Basic weighted average shares outstanding                         4,438               4,287               4,339               4,282
                                                               --------            --------            --------            --------
Diluted weighted average shares outstanding                       4,438               4,287               4,339               4,282
                                                               --------            --------            --------            --------
Basic loss per share                                           $  (0.04)           $  (0.90)           $  (0.82)           $  (1.35)
Diluted loss per share                                         $  (0.04)           $  (0.90)           $  (0.82)           $  (1.35)


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