Form 10-K
period 1999-10-31
MICROLOG CORP
filed 2000-01-31
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999           Commission File No. 0-14880


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the January 14, 2000 closing price of these shares) was approximately $9.6 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq Smallcap Market.

           As of January 14, 2000 6,989,113 shares of the Registrant's
                         Common Stock were outstanding.

------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III of this Form 10-K incorporate information by reference to portions of the Company's definitive Proxy Statement to be filed within 120 days after the end of the fiscal year (the "Proxy Statement"). Parts I, II, and IV incorporate information by reference from portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999 attached as an exhibit hereto (the "Annual Report to Shareholders").

                                TABLE OF CONTENTS

                                                                            PAGE

Part I.   Item 1.  Business ..................................................1
          Item 2.  Properties.................................................15
          Item 3.  Legal Proceedings..........................................15

          Item 4.  Sumission of Matters to a Vote of Security Holders.........16
Part II.  Item 5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters................................16
          Item 6.  Selected Financial Data....................................16

          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................16

          Item 7A. Quantitative and Qualitative Disclosures About Market Risk.16
          Item 8.  Financial Statements and Supplementary Data................16
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................16

Part III. Item 10. Directors and Executive Officers of the Registrant.........17
          Item 11. Executive Compensation.....................................17
          Item 12. Security Ownership of Certain Beneficial
                   Owners and Management......................................17

          Item 13. Certain Relationships and Related Transactions.............17
Part IV.  Item 14. Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K....................................17

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to our industry, its ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." The Company cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause our actual results to be materially different from our expectations include those discussed under the caption "Business--Factors That May Effect Future Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

Unless the context otherwise requires, references in this report to Microlog or the Company are to Microlog Corporation and its consolidated subsidiaries.

GENERAL

Microlog Corporation has two major subdivisions: the Voice Processing division, and the Old Dominion Systems division. The Voice Processing division is a software development and systems integration services company. The charter of the division is to help the Company's customers to serve their customers better through the use of technology in formal and informal corporate contact centers. Specifically, the Company builds custom self-service and customer interaction solutions that manage telephony type contacts (a historical focus and strength of the Company) and Internet-based contacts (sometimes known in the industry as "new media types"). In providing these solutions, the Company uses core voice and data platforms and toolkits (the Company's products) combined with professional services. This means that Microlog's products and solutions address interactive voice response (IVR), inbound and outbound phone calls, e-mail, fax, world-wide Web interactions, chat, Web bulletin board, and voice-over-IP types of contacts. Services associated with this business include technology assessment, project management, application and software development, telephony integration, installation, system administration, quality assurance testing, and on-going maintenance and support. While the scope of this business has expanded far beyond simply processing telephone calls, the area has traditionally been identified as Voice Processing, and will be identified as such throughout the remainder of this document.

Through its Old Dominion Systems division, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a stable source of sales and profits, the Company believes that its principal opportunities for growth are in the Voice Processing area, specifically related to customer contact centers. The Company has been concentrating its investments and efforts on the Voice Processing area.

The Company had a net loss of $4.7 million (($1.02) per basic and diluted share) for the fiscal year ended October 31, 1999. By comparison, the Company had a net loss of $8.6 million (($2.02) per basic and diluted share) for the fiscal year ended October 31, 1998, which included a $2.15 million (($.50) per basic and diluted share) reversal of an income tax benefit associated with the expected future realization of the Company's net operating loss carryforwards. The Company had net income of $3.7 million ($.89 per basic share and $.82 per diluted share) for the fiscal year ended October 31, 1997, which included a $1.5 million ($.36 per basic share and $.33 per diluted share) income tax benefit.

The net loss of $4.7 million for fiscal year 1999 was attributable to the Company's voice processing operations. Approximately $4.2 million of this loss was due primarily to insufficient voice processing revenues. The loss was also due in part to an increase of $0.3 million in the reserve for inventory obsolescence, and $0.7 million of costs incurred for restructuring the Company's voice processing operations. These losses were offset in part by the $0.5 million net income generated from the Company's performance analysis and supports services operations.

In fiscal year 1999, the Company incurred restructuring charges of $693,000 for severance benefits and other costs for the reduction of employees. Temporary employees and contractors were also reduced. The restructuring charges include costs of $381,000 for severance and benefits, the write-off of assets of $49,000 for the equipment associated with headcount reductions, costs of $103,000 associated with the closing of the Company's manufacturing facility, and costs of $160,000 to terminate the 15-year lease commitment for new office space which the Company had entered into in May 1998. As a result of these restructuring activities and other cost reduction actions, the Company expects to reduce its annual voice processing operating expenses by approximately $4.8 million annually.

On July 2, 1999 the Company finalized an Investment Agreement with TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc. The investment was consummated in two transactions. In the first transaction, which occurred on July 2, 1999, TFX purchased 854,563 shares of Microlog common stock for $1.3 million. In the second transaction, which occurred on October 2, 1999, TFX purchased 1,812,104 additional shares of common stock for $2.7 million. The Company held a special meeting of stockholders on September 9, 1999 and received approval of the issuance of the 1,812,104 additional shares.

In September 1999, the Company sold the voice processing operations of Microlog Europe to Comsys International, B.V. of The Netherlands. The Company agreed to grant Comsys certain rights to resell its TIVRA (formerly Intela) software and related hardware. The Company also agreed to assign certain agreements to which Microlog is a party relating to the TIVRA products. As part of the sale, two Microlog employees became employees of Comsys. The sale is anticipated to result in a gain to Microlog of approximately $100,000. Since some of the proceeds from the sale are based on future contracts between Comsys and the Company's former customers, the gain on the sale was estimated and therefore has been deferred into fiscal year 2000.

In fiscal year 1999, the Company closed and drew on a revolving line-of-credit facility which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $2,000,000, subject to the right of the financial institution to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.25% (10.75% at October 31, 1999), and contains a 0.025% fee on the average unused portion of the line as well as a monthly collateral fee and a 1% up-front commitment fee. The loan subjects the Company to a restrictive covenant of not exceeding 115% of its consolidated planned quarterly losses for its second and third quarters of fiscal year 1999, and a requirement for consolidated profitability beginning in the fourth quarter of fiscal year 1999. The line also subjects the Company to a number of restrictive covenants including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. The Company was not in compliance with the restrictive covenant in the second quarter of fiscal year 1999, but obtained a waiver from the bank. The Company was not in compliance with the restrictive covenant in the fourth quarter of fiscal year 1999 for which a forbearance agreement has been obtained. The forebearance agreement waives the lenders right under an event of default to terminate the loan. This line-of-credit expires in March 2000, and the Company and the bank are in the process of renewal discussions. There was no outstanding debt against this line-of-credit at October 31, 1999.

Over the past two years, the Company has been experiencing reduced demand, increased competition, and reduced margins in the voice processing area, which the Company attributes to market forces. The Company believes that interactive voice response systems in general, and certain vertical sub-segments of this market in particular, are in the maturing phase of market evolution for stand-alone systems. Accordingly, competition has increased, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IVR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in increased margin pressure and greater difficulty in making sales directly. The Company's response to this has been to increase its R&D in both the uniQue(TM) and TIVRA (formerly Intela) products to expand its interactive response offerings to include Internet-based interactions, and to offer professional turnkey services to the integration of modern customer contact centers. This addresses not only traditional voice types of contacts, but also e-mail, fax, Web callback, IP telephony, chat, Web bulletin board, and hardcopy mail, thereby expanding the Company's addressable market. This approach yields sales potential due to the trend in corporate process re-engineering in customer relationship management, and in outsourcing of related transactions and application development.

In fiscal year 2000, the Company's strategy for addressing the market trends will be to expand its professional services offerings to provide comprehensive solutions to its customers, inclusive of the Company's products. The objective of these solution services is for the Company to help its customers to better serve their customers. The Company plans to accomplish this through the implementation of self service and customer interaction applications utilizing: the TIVRA voice processing platform, enabled by speech recognition; the uniQue contact processing platform, for media processing, Web interfaces, and contact prioritization; and services based on the analysis, development, and integration skills developed over the years by the Microlog and ODSM staff.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully retain and recruit skilled personnel.

The results of the Company's performance during fiscal 1999, 1998, and 1997, are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which forms a part of the Annual Report to Shareholders and is incorporated by reference into Item 7 of this Annual Report on Form 10-K. That discussion and analysis should be read in its entirety in conjunction with the discussion of the Company's business in this
Item 1. Information concerning the Company's operations by business segment is hereby incorporated by reference to Note 1 of the "Notes to Consolidated Financial Statements," which forms a part of the Annual Report to Shareholders and is also incorporated by reference into Item 8 of this Report.

Microlog, a Virginia corporation, was organized in 1969. Microlog Corporation of Maryland, and Microlog Europe, both subsidiaries, design, assemble, market, and service customized voice processing systems and other communications products. Old Dominion Systems Incorporated of Maryland, engaged in providing performance analysis of certain major weapons systems and related data processing support to the Federal Government through prime contractors, was merged with and into Microlog Corporation of Maryland effective October 31, 1999.

VOICE PROCESSING

VOICE PROCESSING INDUSTRY

Voice processing systems are designed to serve the needs of organizations which are searching for an efficient, cost-effective means to deliver and communicate information and complete business transactions in a timely manner. These systems use specialized computer hardware and software to store, retrieve, and transmit digitized voice messages and to access information on computer databases. In traditional Interactive Voice Response, callers hear voice prompts and then use a touch-tone telephone to enter information into, and/or retrieve information from, a computer database. Voice processing systems have evolved and now provide information not only through voice, but also through a wide range of additional input devices and interfaces, including the Internet, fax, Telecommunications Device for the Deaf (TDD), and pagers.

Voice processing typically includes a system connected to an external computer that contains data of interest to callers. With touch-tone or voice commands (using speech recognition software), which often include passwords, codes or account numbers, callers can query the computer and have data read back to them in voice form. Depending on the customer's application, callers may also change data on the computer or input new data with touch-tone or voice commands. Voice processing is widely used for functions such as reporting account balances, checking on inventory, or determining the status of applications or permits in process. Voice processing systems range from small systems with basic features utilizing a few phone lines, to larger more complex systems with hundreds of lines.

The following functionality is provided through the Company's voice processing products:

     Audiotex is used by organizations to construct a "library" of pre-recorded messages, which outside callers can access through touch-tone or voice commands without live operator assistance. Customers can record and change menus and messages themselves over the telephone at any time. Libraries of information may be presented in different languages, and callers with rotary telephones may also access menus and information. Up to 50,000 messages may be presented. Audiotex software finds wide use by organizations that receive large volumes of highly-repetitive telephone requests for information. Major advantages of audiotex over live information operators include the availability of information at every hour of the day and the consistency of information disseminated.

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

     Service Management System (SMS) allows network and operations managers to configure and manage their voice processing system through a simple, consistent graphical "point & click" interface. SMS allows network managers to monitor a system's status, retrieve usage statistics, configure hardware and software resources, and install software on any TIVRA-based system installed on the network.

     Fax Software allows system users to automatically receive stored fax documents on demand from the voice processing system. Customer service and sales support operations are frequent users of fax software. A service representative can take a request for documents from the system and designate faxes to be sent in response without exiting the system.

     Interactive Voice Response (IVR) provides a telephone interface to computer systems. IVR allows a user to call into a computer and access various information systems using a touch-tone telephone or voice commands.

     Interactive Web Response (IWR) allows the voice processing platform to handle Web-originated input as it would data collected from a standard phone interaction. IWR performs activities such as database lookups, outgoing faxes, conferencing, and sending information to agents for customer callbacks. Acting as the interface between a Web site and the voice processing system, IWR passes information collected through a Web contact using Common Gateway Interface (CGI) and sockets. The results are delivered though a Web page that is sent back to the user.

     Local Database provides similar functionality to voice processing systems as IVR, but allows the data of interest to reside on the system rather than in a host mini- or mainframe computer. This provides a cost-effective approach for many voice processing applications. It also allows large interactive communication applications to do local batch processing of data by downloading the data to the system for manipulation.

     Multiple Languages Interface Software allows system messages to be played in multiple languages. It also interfaces TDD terminals to IVR systems over telephone lines.

     Outbound Dialing permits an organization to send messages automatically to large lists of external phone numbers and to record responses to those messages, if necessary. This flexible software can handle multiple lists with thousands of names per list. It can draw from a library of 50,000 messages and can send different combinations of messages to individual phone numbers as directed. The software also generates management reports about the number of successful connections, the length of calls, and the content of responses.

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

     Speech Recognition allows the caller to speak responses that are understood by the TIVRA systems. Continuous and discrete speech recognition can be combined in a single system. The standard vocabulary includes digits "0-9", "yes", and "no" responses. Microlog has incorporated speech recognition technology from several U.S.- and international-based companies. All technologies are speaker independent and therefore require no special training or development to recognize individual voice or speech patterns.

     Text-to-Speech converts typed ASCII data, resident on host computers or databases, to computer-generated synthetic speech on demand. It has an extensive vocabulary, since it can pronounce any string of letters which are sent to it. Microlog's text-to-speech module is ideal for applications requiring information from large text databases. Because text-to-speech works with external databases, the module works with the interactive voice response module that provides the link between the TIVRA system and the customer's database.

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

     Voice Mail provides an organization with "voice mailboxes" in which internal or external callers may leave detailed, confidential messages at any time. Voice mail overcomes many limitations of telephone systems, allowing people to exchange information and transact business without having to be on the phone together. It eliminates paperwork and adds meaning and content, which written messages can not reflect. Benefits include increased office productivity through fewer interruptions, timely and accurate message delivery, increased message detail, and reduced callbacks and "telephone tag." Messages may be left for groups of people as well as individuals. Callers may edit messages, reviewing and re-recording until satisfied. Mailbox owners may review, save, forward or discard voice messages.

     UNIQUE(TM)

     Microlog's uniQue product offers comprehensive open architecture, cross platform solutions for customer contact centers. uniQue is designed for the contact center with 5 to 5,000 agents and seamlessly integrates all of the contact center's telephony, computer and business applications. uniQue is designed for the contact center manager and offers the agent appropriate tools necessary to handle customer interactions.

     Microlog's uniQue product is now in its second major release phase. uniQue release 1.5 was first demonstrated in September, 1998, and was generally available in November, 1998. The function of this release was limited to telephony call control (for telephone calls into a switch or ACD, or for calls through an IVR), although the current functions of management, statistics, and the agent interface were available at that time in a more limited implementation. uniQue 2.0, which adds the other major media contact types (see below) and major functional enhancements, went into limited availability trial testing in September, 1999. uniQue 2.0 is generally available as of February, 2000. Work on subsequent releases is continuing, along with specific custom extensions of the product based on customer requests. One customer has been fully installed and is operational on the 2.0 release, and two others are in process as of this writing. Several others are in the pre-contract stage.

     The sales model for uniQue is direct at first, with growing indirect sales over time. The direct sales experience is important to the first phases of the product roll-out in order to provide responsive service to customers, to obtain direct feedback on the usability and marketability of the product as initially conceived, and to allow the Company to develop a certification program for indirect sales representatives to ensure that the product will be properly represented and supported. The indirect channel development will be important to building sales volume beyond the capabilities of the current direct sales staff to reach certain market segments. Indirect sales methods could range from simple lead sharing in informal partnership arrangements to formal value added remarketer (VAR) representation of the product, to actual packaging of the product under another brand (original equipment manufacturer - OEM relationship). Management is currently seeking appropriate indirect relationships along this spectrum of possibilities, and we believe that management's success in this endeavor is key to the long-term success of the product. The Company expects in any case to continue to represent the product through direct sales in addition to any successful indirect channels that may be developed.

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

     Intelligent Routing - uniQue leverages the effectiveness of skills-based routing by matching the customer contact to the agent having the most appropriate skills required to service the contact. uniQue's simple system administration feature allows the supervisor to quickly and easily add or remove skills to any agent profile on-line. This allows the contact center's management to schedule and maintain the most appropriate level of agents at all times.

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

     Reporting - Included with uniQue is a powerful statistical data capturing and reporting component. Contact center managers can generate any number of statistical reports from the system. uniQue stores each customer contact along with the detailed information about the contact. Detailed information which could be stored includes but is not limited to: contact duration, agent wrap-up time, total contact length, contact outcome, contact result and contact reason. With uniQue, contact center managers are able to develop their own reports which summarize agent productivity, contact center accomplishments, and even business success statistics.

     TIVRA

     The TIVRA (formerly Intela) platform is a voice processing product designed for simultaneous support of multiple applications and interactive information solutions. Prices for TIVRA systems are dependent on the number of ports in the system (from 4 to over 1000), the amount of voice storage, the need for additional equipment, and the time needed to develop a customized application.

     Microlog has installed TIVRA for many different customers, with one of our largest TIVRA customers being the Internal Revenue Service (IRS). Projects for the IRS included Voice Balance Due (VBD), which enables eligible taxpayers to check the status of their debt to the U.S. Government and set up repayment plans. The Refund Inquiry application enables taxpayers to call the IRS and, by selecting the Refund Inquiry on TIVRA, automatically obtain their refund status, including the amount of the refund.

     TIVRA is based on an Intel Pentium(R) hardware platform utilizing a UNIX(R) operating system with a Graphical User Interface (GUI) for application development. The TIVRA system has a non-proprietary open architecture. TIVRA also supports text-to-speech, speech recognition, remote and local databases, host connectivity, Web and fax.

     Each TIVRA system incorporates multiple servers with hard disk storage and several voice cards. TIVRA uses distributed servers, each of which handles a part of the total processing task, rather than one large central processor. By increasing the number of voice cards and the number of distributed servers, the Company can configure the voice processing systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as floor standing or rack mounted units. These units can be networked to create a larger system with thousands of ports, and they can be configured to run on -48 volt DC for use in a Central Office (CO).

     The TIVRA architecture supports a variety of configurations that meet varying functional, processing, and voice port and storage needs. This platform is designed for simultaneous support of multiple applications, including both voice response and voice messaging services. Within the architecture, particular hardware configurations may be proposed to provide cost-effective solutions to a wide range of system requirements. All systems can be configured with built-in redundancy so that at least 50% of total system capacity is maintained across any single component failure. Growth capability is achieved by the modular upgrade of application servers, port servers, disk storage, additional communications links, and additional voice response units. The TIVRA system includes a monitor, keyboard, and printer. These are used to program the system, organize the storage of information (which will be accessible to users), produce reports, and monitor system activity. Customers that contract for the Company's system maintenance services also purchase modems so that the Company can perform remote diagnostic procedures.

     The basic TIVRA architecture consists of three major system components: the Application Server(s), the Port Server(s), and the TIVRA-ware software platform.

     Application Server defines the computing environment in which TIVRA-ware software resides and provides centralized management and control, as well as optional secure voice storage. The application server can be a personal computer, a workstation, or mini-computer. It interfaces to a voice processing peripheral, or TIVRA port server, via a command link on a LAN or a serial communications link.

     Port Server consists of tower and rackmount models, each providing call and speech processing, as well as voice storage. Interfacing to either a CO- or PBX-based telephone system, these units answer calls, and process and store speech, all under the direction of commands coming from TIVRA-ware software on the application server across a command link.

     TIVRA-ware Software Platform is an application development and deployment environment for voice processing applications, supporting the on-line creation and administration of multiple applications. From an X-Windows graphic terminal connected to the application server, users access major functions of the software through several interfaces: Application Editor, Prompt Loading and Management, System Administration, Reports and Database Access, Prompt Manager, and Centralized System Management.

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

     Prompt Loading and Management Facility provides the capability for prompt creation, a major function in voice applications. With the TIVRA-ware prompt loading facility, prompts can be reviewed, recorded, installed, deleted, backed up to removable media, restored, and distributed over a local or wide-area data network (LAN/WAN). They can be loaded on-line over the telephone, a microphone, or from a tape, and the process can be semi- or fully- automatic, depending on whether dual-tone multifrequency (DTMF) tones are coded on the tape to identify the prompts. Users can record individual prompts, a list of prompts, or record with DTMF prompt numbers, and the prompts will be replaced only after they have been reviewed and accepted. New or updated prompts will be phased in automatically while applications remain on-line.

     Prompt Manager allows users to retrieve a prompt from storage on a port server and have the graphical representation shown in a window. The user can modify the prompt simply by clicking on the window and performing any of the following actions: cut, copy, paste, delete, trim silence, adjust again, convert sections of a prompt to silence, and change sampling rate.

     System Administration allows for the loading and unloading of applications, and the management of the port servers connected to the application processor. If a system has network hardware in the system configuration, administration can be performed through one central point. Administrators can bring up a new revision of an application or move an application to another trunk while the system is on-line. If a caller happens to be on the line at the time, the changes on that trunk will take effect after the caller hangs up. TIVRA-ware can support multiple TIVRA systems to expand to larger port and storage capacity by networking systems and clusters of systems together.

     Centralized System Management provides a graphical means to address the operation, administration, and maintenance (OA&M) of a distributed system. It provides a graphical representation of the application server and its attached TIVRA systems, including the command link mode used, Ethernet or serial links. Further, by clicking on the TIVRA icon, an additional window is displayed. In this window, a graphic of the TIVRA display panel, with active trunk status indicators and disk usage indicators, is shown. Clicking on a trunk status indicator opens an additional window that depicts information about the running application.

     Reports are designed to track significant statistical information for activities such as billing and to justify services. TIVRA-ware offers a choice of reports that can be created and viewed without interrupting the operation of an application. These reports can then be sent to a printer for a hard copy printout. Available reports include call detail, cell usage, trunk usage, subscriber information, and transaction log. Statistical requirements beyond those addressed by the standard reports can be met from the raw call data records (CDRs).

     Database Access allows interfaces to be built between TIVRA-ware and Standard Query Language (SQL) relational databases, such as Oracle, Sybase, Informix and Ingress. The Application Editor contains an SQL cell type, which allows information to be extracted from databases to support interactive communication applications. This cell type allows users to delete, insert, select, and update data. TIVRA-ware also supports two internal proprietary databases: message and information databases. The message database used in voice mail applications, consists of mailboxes associated with a number, usually the phone number of the user who will access the box for the messages deposited in it. More than one message database can be supported within TIVRA-ware to accommodate multiple applications. Messages can be retrieved either first in, first out (FIFO) or last in, first out (LIFO), determined on a system basis.

     Microlog delivered the Y2K compliant TIVRA System Release 6 (SR6) product in 1998. Enhancements included significant hardware upgrades, system management capabilities, enhanced speech recognition options, and extensions to allow interactive Web response. In 1999, the Company focussed on extending the customer applications built and delivered on the SR6 platform, adding to its inventory of custom and re-usable components.

SALES AND MARKETING

The Company's products are sold primarily through direct sales. The TIVRA products are sold through a combination of direct sales, value-added resellers, and government contract vehicles. It is expected that, during 2000, uniQue will be primarily sold directly. The Company is looking for original equipment manufacturers, technology partners, and value-added resellers for its uniQue product.

The Company has a sales and marketing team consisting of six employees located in the Washington-Baltimore metropolitan area. This team will focus on direct sales, technology partners, and value-added resellers of the Company's products in the Mid-Atlantic region. Sales and marketing activities will continue to focus on certain vertical markets, including contact centers, utilities, associations, and Federal, state and local government.

The Company compensates its direct and distribution sales personnel through a base salary plus commission, which generally represents a percentage of the net sales for which the sales personnel is responsible. The principal potential customers for the Company's self service applications and products in these vertical markets are organizations which receive or make a large volume of telephone calls or e-mail and Web inquiries, and the customer desires information stored on the organization's data system or requires assistance.

In September 1999, the Company sold the voice processing operations of Microlog Europe to Comsys International, B.V. of The Netherlands. The Company agreed to grant Comsys certain rights to resell its TIVRA software and related hardware. The Company also agreed to assign certain agreements to which Microlog is a party relating to the TIVRA product. As part of the sale, two Microlog employees became employees of Comsys.

SERVICES

The Company provides limited warranties for parts and labor on its products ranging from 90 days to two years from the date of delivery. The Company also offers its customers annual maintenance contracts under which the Company maintains and services the systems. Microlog charges an annual fee of approximately 10% to 16% of the purchase price of its systems for maintenance contracts covering normal business hours. The fee is highest for maintenance contracts providing for 24-hour or weekend assistance.

The Company generally performs maintenance for its interactive communications systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog also has an agreement with a subcontractor to perform on-site maintenance on its interactive communications systems nationwide. The Company operates a hotline which customers with maintenance contracts may use to request assistance or to ask questions concerning operation of the Company's interactive communications systems. Microlog can perform many diagnostic procedures remotely and, historically, has been able to correct many of the difficulties experienced by its customers through telephone consultation. International maintenance is performed by the third party distributor and is supported by Microlog service personnel in Germantown, Maryland.

Microlog also offers a variety of other services to its customers. Microlog will customize interactive communications and contact center systems to a customer's specific needs by designing application software, or by making appropriate changes in the underlying source code of any of Microlog's products. The Company may charge for this service on a time and materials basis, or may include the service in the price of the system being sold. Training on system operations also is offered to customers. In addition, the Company generally provides certain improvements to its software modules free of charge to customers who contract for its system maintenance services.

BACKLOG

As of October 31, 1999, the Company had a backlog of existing orders for voice processing systems and services totaling $2.8 million. By comparison, the backlog, as of October 31, 1998, was $2.0 million. The Company has experienced fluctuations in its backlog at various times in the past attributable primarily to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at October 31, 1999 will be shipped and the sales recognized during fiscal year 2000. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

COMPETITION

The interactive communications industry is highly competitive and the Company believes that competition will intensify. The Company competes with a large number of companies, which produce interactive communications products offering one or more of the 14 major voice processing applications performed by the Company's products. Microlog's competitors include companies, such as IBM, InterVoice/Brite, Lucent, Periphonics (Nortel), Aspect, and Syntellect, that have emphasized sales of systems with interactive voice response applications. In addition, the Company also competes with dealers and distributors that sell voice products of these and other competitors. New or enhanced products can be expected from the Company's competitors. It is also likely that there will be new entrants into the interactive communications industry because of the absence of any major technological barriers to entry.

Competition for the sale of interactive communications systems has been based in part on the application required by the customer. In marketing its TIVRA product, the Company places emphasis on the 14 major interactive communications functions (refer to "Products" section) that can be performed and the ability of these systems to be expanded to incorporate additional applications. As a result of this emphasis on openness and expandability, the Company believes that many of its competitors' products cannot be customized as easily to the user's specific needs as TIVRA.

The contact center marketplace in which the uniQue product is expected to compete is also very competitive. This is because the market is large and growing, and sits at the convergence point of a number of trends. All of the trends are underpinned by the increasing willingness of people to undertake transactions with businesses at a distance, and by the generally favorable business conditions which fuel economic growth at this time. The overall result is that the world's total network traffic is increasing, with data traffic overtaking voice traffic as the predominant share in the latter half of the 1990s.

While data traffic driven by rapid adoption of new communications media types predominates, voice traffic has not stopped growing in absolute terms. There is the trend toward increased use by customers of the traditional telephone to accomplish sales and support functions remotely with companies. This means that the demand for systems that automate and broker telephony interactions from customers (telephone calls and faxes are examples) is being sustained by businesses seeking to contain costs and to improve customer service as a differentiator.

Second, there is the trend in the market toward more widespread use of the Internet and the various communications media types that it conveys. This is by far the more dramatic component of the increase in world network traffic. This means that businesses are compelled to deal with a growing number of e-mails, Web hits with information requests, Web chat requests, Web bulletin board postings, and emerging trends in the use of IP telephony and IP fax.

Third, there is a trend by businesses to adopt customer relationship management programs as a means of structuring and ensuring the quality of their interactions with customers. This most often takes the form of software packages that facilitate sales entries and/or the tracking of problem reports for support purposes. Sometimes as well, the data from the contacts in such systems are used to facilitate marketing research (through data mining), personalization of sales pitches or marketing programs based on individual preferences inferred from the data ("selling to a market of one"), or to simply enable more effective customer self service as a means to buffer incoming contacts and workload to the people in the company.

All of these trends and the general staffing challenges associated with a good economy mean that companies are often forced to consider computer systems that integrate voice, data, and customer relationship systems as a means of handling customer load, increasing efficiency, or providing adequate customer service to differentiate themselves from competition in their own markets. Microlog offers solutions to these customers, comprised of the uniQue product, the Tivra product, and custom integration services. A number of competitors are offering solutions to some or all of the problems these trends present, but from different technical or market perspectives, largely dependent on whether they have an installed base of customers, or they are new entrants.

Some competitors are long established telephony vendors, seeking to add the new media types to their ability to process telephony. These include Lucent, Nortel, and Aspect as examples. Traditional CTI vendors are seeking to add this capability to their offerings, an example of which is Genesys (Alcatel). Oracle, traditionally a database company, has shown interest in this market through an acquisition of Versatility, a contact management software company. Network component companies are also interested in the market, most notably Cisco with its recent acquisitions of Webline (Internet based contact management) and Summa Four (traditional telephony switches). Start-up companies competing in this space include Interactive Intelligence, ATIO, Acuity, Cosmocom, eGain, PadNetX, eShare (Melita), and Apropos. All of these competitors and trends define a dynamic, large and growing, but very competitive market space.

Competition for the sale of interactive communications systems has been based in part on the application required by the customer. In marketing its TIVRA product, the Company places emphasis on the 14 major interactive communications functions (refer to "Products" section) that can be performed and the ability of these systems to be expanded to incorporate additional applications. As a result of this emphasis on openness and expandability, the Company believes that many of its competitors' products cannot be customized as easily to the user's specific needs as TIVRA.

Marketing and product recognition also play a substantial role in competition within the interactive communications industry and within particular vertical markets. Most of the Company's competitors have considerably greater financial, marketing, and sales resources than Microlog. Many of these competitors have concentrated on one or two voice applications or on specific vertical markets and may enjoy advantages in selling to customers seeking only those applications or to companies in those markets. The Company believes that it has advantages over some competitors in sales to government and retail customers because of its experience in marketing products to these customers and in participating in competitive procurements.

The Company believes that the other principal factors affecting competition in the interactive communications market are product applications and features, quality and reliability, customer support and service, and price. The Company believes that it competes favorably with respect to these factors.

RESEARCH AND DEVELOPMENT AND PRODUCT ENGINEERING

Research and development expenses for 1999 were focused on uniQue, with incremental investments in the TIVRA product, and smaller incremental investments in the APRS (Automated Prescription Refill System) and TAC (The Automated Collector) products. uniQue 2.0 was released in December of 1999, with additional capabilities in e-mail handling, Web call-back, Web chat, Web bulletin board, collaboration, statistics collection, management, and reporting. TIVRA enhancements were in the areas of specific custom and re-usable application extensions for individual customers. The Company, in providing special features, application development, and system integration services to our customers, undertakes a significant amount of custom engineering. The Company is subject to the risk that it may not have the financial resources to maintain a competitive research and development strategy.

The following table sets forth for the periods indicated the Company's research and development expenditures and the percentage of interactive communications net sales represented by these expenditures.

                      RESEARCH AND DEVELOPMENT EXPENDITURES

                    (In thousands, except percentage amounts)

                             YEAR ENDED OCTOBER 31,

                                                1997              1998            1999
                                                ----              ----            ----

     Research and development expense          $3,579            $3,256          $2,870

     Percentage of voice processing net sales      19%               22%             36%

Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

MANUFACTURING AND OPERATIONS

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company's systems are primarily in the software provided with the equipment and in the specific applications development designed for the customer. Systems are built to order as they vary in size and sophistication of software modules. Equipment assembly, along with testing and quality control, are performed at its Germantown, Maryland facility. Microlog currently has four employees in its manufacturing group. The Company generally uses standard parts and components obtained from a variety of computer vendors and specially configures these components to produce the hardware for its systems. Certain components used in the Company's products are presently available from limited sources. To date, the Company has been able to obtain supplies of these components in a timely manner from these sources.

RESTRUCTURING OF OPERATIONS

In fiscal year 1999, the Company incurred restructuring charges of $693,000 for severance and benefits and other costs for the reduction of employees. Temporary employees and contractors were also reduced. These restructuring charges include costs of $381,000 for severance and benefits, the write-off of assets of $49,000 for the equipment associated with headcount reductions, costs of $103,000 associated with the closing of the Company's manufacturing facility, and costs of $160,000 to terminate the 15-year lease commitment for new office space which the Company had entered into in May 1998. As a result of these restructuring activities and other cost reduction actions, the Company expects to reduce its annual voice processing operating expenses by approximately $4.8 million annually.

In September 1999, the Company sold the voice processing operations of Microlog Europe to Comsys International, B.V. of The Netherlands. The Company agreed to grant Comsys certain rights to resell its TIVRA software and related hardware. The Company also agreed to assign certain agreements to which Microlog is a party relating to the TIVRA product. As part of the sale, two Microlog employees became employees of Comsys. The sale is anticipated to result in a gain to Microlog of approximately $100,000. Since some of the proceeds from the sale are based on future contracts between Comsys and the Company's former customers, the gain on the sale was estimated and therefore has been deferred into fiscal year 2000.

SOFTWARE PROTECTION, TECHNOLOGY LICENSES, AND TRADEMARKS

The Company regards its software as proprietary and has implemented protective measures both of a legal and a practical nature to ensure that the software retains that status. The Company derives protection for its software by licensing only the object code to customers and keeping the source code confidential. Like many other companies in the interactive communications industry, Microlog does not have patent protection for its software, although some of the inventions for which Microlog has received and applied for patents can be implemented in software. The Company, therefore, relies upon the copyright laws to protect against unauthorized copying of the object code of its software, and upon copyright and trade secret laws for the protection of the source code of its software. Despite this protection, competitors could copy certain aspects of the Company's software or hardware or obtain information which the Company regards as a trade secret.

The Company has patents on an Interactive Audio Telecommunications Message Storage, Forwarding and Retrieval System, a Software Switch for Digitized Audio Signals, an Automated Telephone System Using Multiple Languages, a Telecommunications System for Transferring Calls without a Private Branch Exchange, Detection of TDD Signals in an Automated Telephone System, an
Automated Telephone System with TDD Capabilities, an Automated Announcement System, and Methods for Communicating with a Telecommunications Device for the Deaf (TDD). The Company also has pending patent applications on an Apparatus and Method for Coupling an Automated Attendant to a Telecommunications System, a Method and System for Enabling Computer Terminals in a Call Center Environment to Display and Perform Telephony Related Functions, and a Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same. EVR, Microlog, Truant, CINDI, ProNouncer, CallStar, CallStar FXD, APRS, Connecting People to a World of Information, The Automated Collector, and uniQue are all registered trademarks owned by the Company. uniQue Agent, The Best Seat In The House, Strategic Team of Elite Partners, and The Global Call Center Company are all trademarks or service marks which are the subject of applications for registration owned by the Company which are pending in the United States Patent and Trademark Office (PTO). INTEL Corporation filed oppositions with the PTO Trademark Trial and Appeal Board against the Company's federal trademark applications for the marks Intela, VCS Intela, Intelaware, Intelaview, and Intelapowerdial (the "Intela marks"). This consolidated opposition proceeding has been settled and, under the terms of the settlement agreement, the Company has abandoned its applications for and ceased use of the Intela marks. Products formerly branded with the Intela marks are now branded with the Company's "TIVRA" family of marks. The Company is currently using, and claims common law rights in, the following additional, unregistered marks:
TIVRA, TIVRA-ware, TIVRA Powerdial, Voice Connect, Genesis, Voice Path, VCS 3500, Retail Solutions, RLT, and Release Line Trunking. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any patent issued to the Company or any registered copyrights of the Company can be successfully defended.

PERFORMANCE ANALYSIS AND SUPPORT SERVICES

GENERAL

Since the early 1970s, the Company and its subsidiaries have been providing performance analysis and technical and administrative support services, principally in the form of data processing and analysis, engineering and scientific analysis, and computer services, to government and commercial customers. These services, which comprise the Company's original business, were provided through Old Dominion Systems Incorporated of Maryland, a subsidiary which was merged with and into Microlog Corporation of Maryland effective
October 31, 1999. The Company believes that its performance analysis contracts are likely to continue to provide a stable but declining source of sales for the Company. The Company is experiencing (indirectly, through its contracts with APL) the effects of some reductions in defense spending due to changes in U.S. defense priorities. The Company is not aware of any proposed reductions in spending that will result in any material adverse affect over the next fiscal year on its expected net sales from performance analysis and support services nor alter the manner in which it procures contracts for such services. However, the Company cannot assure you that changes in defense priorities or continuing budget reductions will not cause such an effect during the fiscal year or thereafter. Additionally, the Company has experienced increased competition for retention of its employees from APL. As a result of the tight labor market and changes in hiring policies at APL, the Company is experiencing increased employee attrition to APL. The Company expects this trend to continue through fiscal year 2000. Each employee hired directly by APL, and removed from our contract(s) decreases our revenue and profit potential from that source.

The principal customer for the Company's performance analysis and technical and administrative support services is The Johns Hopkins University's Applied Physics Laboratory (APL), a United States Navy contractor, for which the Company or its subsidiaries have been performing services since 1972. Sales from contracts with APL accounted for 39%, 44%, and 56% of the Company's net sales for fiscal 1997, 1998, and 1999 respectively.

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

In addition, the Company supports naval strategic programs through its role as an independent evaluator of the performance of submarine-based strategic missile systems. This is accomplished through extensive data processing, technical evaluation and data analysis relating to sonar, fire control, missile, launcher, and navigation subsystems.

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

CONTRACTS

The Company's contracts are generally one-year in duration, and many of such contracts contain two one-year extension options, with a fixed level of work authorized under the contract. Several of the Company's larger contracts with APL have been renewed or re-awarded to the Company annually, and the level of work authorized under the contract at the time of renewal has provided for, in the aggregate, the same or a greater level of services.

The Company typically provides services under three types of contracts. The majority of contracts are on a time-and-materials basis, pursuant to which the Company receives a pre-set fee for all services provided under the contract, without regard to the Company's cost of supplying these services, and is reimbursed only for the cost of materials. Other contracts are on a purchase order basis, which operates similar to a time and materials contract, and on a cost plus fixed fee basis. Occasionally, the Company experiences delays in contract awards, contract funding, and payment, which the Company believes is customary under contracts which involve performance of services for Federal Government agencies.

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

The Company encounters substantial competition in its procurements. The Company's competitors include, Allied Signal, Comsys, EISI, Orbital, SAIC, and Sachs/Freeman Associates. The Company has instituted policies and procedures designed to maintain a low overhead to enhance its ability to compete with respect to new contracts and to existing contracts that are to be renewed or extended. During the last three years, the contracts that have been lost through competitive bidding or otherwise have not been material to the Company, either individually or in the aggregate. During this three-year period, the Company has received several new contracts as a result of competitive procurements and also increases in the level of work authorized under contracts that have been renewed or re-awarded to the Company.

The Company has had limited success in obtaining contracts with government agencies or contractors other than APL. Many of these contracts have been renewed with the incumbent on a sole source basis, rather than being competitively bid. In the case of contracts that have been opened to competitive bidding, the contract incumbents generally have had advantages because of their prior relationships with the agencies and the experience of their personnel in performing the requested services. In addition, incumbents or other competitors often have substantially greater financial and other resources than the Company.

BACKLOG

As of October 31, 1999, the Company had a backlog of funding on existing contracts for performance analysis and support services totaling $0.4 million. By comparison, the backlog as of October 31, 1998 was $0.2 million. The
Company's contracts consist primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount, and therefore are not included in backlog. The Company estimates that the entire $0.4 million of backlog at October 31, 1999 will be recognized as sales in fiscal year 2000. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, the Company's backlog as of any particular date may not be indicative of actual sales for any future period. Although the Company believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which the Company is continuing to work, in the expectation of renewal, may not be authorized. In addition, the Government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

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

EMPLOYEES

At January 15, 2000, the Company and its subsidiaries employed a total of 188 persons, including three part-time employees. Of these personnel, 54 are engaged principally in the Company's interactive communications systems operations, 134 are engaged in performance analysis and support services, and six serve as officers or managers or perform administrative services for the Company and all of its subsidiaries. In fiscal year 1999, the Company restructured its interactive communications systems operations which included a workforce reduction of approximately 35%.

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

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

The Company believes that its results of operations will be affected by factors such as the timing of introduction by the Company of new and enhanced products and services, market acceptance of new voice processing products and enhancements of existing products, continuation of market trends in the voice processing market, growth in the voice processing market in general, competition, ability to secure and retain adequate financing, commitments to automation by potential customers, fluctuations in the buying cycles of governmental customers, changes in general economic conditions, and changes in the U.S. defense industry and their impact on the prime contractor for which the Company provides performance analysis and support services.

The Company is subject to the risk that its business strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus, services and products, ongoing research and development efforts, and sales activities over the near term. In addition, the strategy is dependent upon the Company's ability to match costs proportionately with revenue. The Company's fiscal 2000 operating budget includes significant expenditures related to its development and marketing of its new professional services, uniQue product line, and TIVRA product line. If the Company is unable to sustain and grow the associated revenue, the Company is subject to the risk that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences.

ITEM 2.  PROPERTIES

The Company presently leases and occupies the 24,000 square foot building in Germantown, Maryland, which it uses for its principal executive offices and its interactive communications operations center. In September 1998, the Company allowed the lease of the facility in Gaithersburg, Maryland to expire, and moved the production and warehousing functions to the Germantown, Maryland facility. The Company's lease of 22,700 square feet of office space in Rancho Cordova, California expired in 1999.

In May 1998, the Company entered into a 15-year lease commitment, which was to commence on or about June 1999, for office space intended to consolidate the Company's headquarters, warehouse, and training facilities. In August 1998, the Company sold its office building and committed to lease back the building prior to its occupation of the new leased space. In April 1999, the Company and its new landlord agreed to terminate the 15-year lease commitment for the new leased space. The Company incurred $160,000 in termination costs, but was released from future obligations by the landlord. At that time, the Company also committed to lease back its building through 2009.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management believes that such litigation and claims are without merit and will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on September 9, 1999. At the meeting, the proposed approval of the issuance of 1,812,104 additional shares of Common Stock to TFX Equities, Inc. was obtained by a vote of: For: 2,304,564,
Against: 72,837, and 24,863 shares abstaining.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Information responsive to this Item is incorporated herein by reference to the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information responsive to this Item is incorporated herein by reference to the Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, including Consolidated Statements of Operations for the fiscal years ended October 31, 1999, 1998, and 1997, Consolidated Balance Sheets as of October 31, 1999 and 1998, Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended October 31, 1999, 1998, and 1997, Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999, 1998, and 1997 and Notes to Consolidated Financial Statements, together with the report thereon of Grant Thornton dated December 13, 1999, and the report thereon of PricewaterhouseCoopers LLP, dated March 17, 1999, are incorporated herein by reference to pages 2 through 20 of the Company's Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 12, 1999, the Company dismissed PricewaterhouseCoopers LLP ("PWC") as its independent accountant. PWC's reports on the Company's financial statements for the fiscal years ended October 31, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. However, such reports contained an explanatory paragraph relating to the Company's ability to continue as a going concern. The decision to dismiss PWC was approved by the Audit Committee and the Board of Directors of the Company. In connection with the audits of the financial statements of the Company for the fiscal years ended October 31, 1998 and 1997, and for the period from November 1, 1998 through July 12, 1999, the Company had no disagreements with PWC on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to such disagreements in their report on the Company's financial statements for such years.

The Company engaged Grant Thornton LLP as its new independent accountant as of July 12, 1999. The decision to engage Grant Thornton LLP was approved by the Audit Committee and Board of Directors of the Company.

These events were previously reported by the Company on its Current Report on Form 8-K, filed with the SEC on July 16, 1999.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information responsive to this Item is incorporated herein by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following financial statements are included on pages 2 through 20 of the Annual Report to Shareholders and are incorporated herein by reference.

          Consolidated Statements of Operations for the fiscal years ended October 31, 1999, 1998, and 1997

          Consolidated Balance Sheets as of October 31, 1999 and 1998

          Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended October 31, 1999, 1998, and 1997

          Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1999, 1998, and 1997

          Notes to Consolidated Financial Statements

          Report of Independent Certified Public Accountants

          Report of Independent Accountants

(a)(2) Financial Statement Schedule

Unaudited   supplementary  data  entitled  "Selected  Quarterly  Financial  Data
(unaudited)" is incorporated herein by reference in Item 8 (included in "Notes to Consolidated Financial Statements" as Note 16).

The following financial statement schedule and auditor's report in connection therewith are attached hereto as pages F-1, F-2, and F-3:

F-1       Schedule II Valuation and Qualifying Accounts and Reserves

F-2       Report of Independent  Certified  Public  Accountants on  Supplemental
          Information

F-3       Report of Independent Accountants on Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the fourth quarter of its 1999 fiscal year.

(c)  Exhibits.

       EXHIBIT
       NUMBER                                        DESCRIPTION

          3.1 Amended and Restated Articles of Incorporation of Registrant, as amended 1/

          3.2  By-laws of Registrant, as amended 1/

          4.1  Specimen Stock Certificate 1/

          10.1 Microlog Corporation Medical Reimbursement Plan 2/

          10.2 Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 3/ -

          10.3 Microlog Corporation 1995 Employee Stock Option Plan 4/

          10.4 Sub-contracting    Agreement   with   Aspect   Telecommunications
               Corporation 5/

          10.5 Sub-contracting Agreement with Applied Physics Laboratory 5/

          10.6 Agreement with Philips Communication Systems B.V. */ 6/

          10.7 Loan and Security Agreement with Silicon Valley Bank 7/

          13 Annual Report to Shareholders for the fiscal year ended October 31, 1999 7/ -

          22   Subsidiaries of the Company 7/

          23.1 Consent of Grant Thornton LLP 7/

          23.2 Consent of PricewaterhouseCoopers LLP 7/

*/       Confidential treatment has been granted for portions of this document.

1/ Filed as Exhibits 3.1, 3.2 and 4.1 to Registration Statement on Form S-1, File No. 33-31710, and incorporated herein by reference.

2/ Filed as Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference.

3/ Filed as Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein by - reference.

4/ Filed as Exhibit 10.6 to Registration Statement on Form S-8, File No. 333-07981 and incorporated herein by reference.

5/ Filed as Exhibits 10.12 and 10.13 to Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

6/ Filed as Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein by - reference.

7/   Filed herewith.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Germantown, State of Maryland, on January 28, 2000.

                                       MICROLOG CORPORATION

                                       By  /s/ Stephen D. Smith
                                           -------------------------------------
                                           Stephen D. Smith
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         /s/ Stephen D. Smith                                   January 28, 2000
----------------------------------------------------
Stephen D. Smith
President and Chief Executive Officer
(Principal Executive Officer)

         /s/ Steven R. Delmar                                   January 28, 2000
----------------------------------------------------
Steven R. Delmar
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

         /s/ David M. Gische                                    January 28, 2000
----------------------------------------------------
David M. Gische
Chairman of the Board and Director

         /s/ Robert E. Gray, Jr..                               January 28, 2000
----------------------------------------------------
Robert E. Gray, Jr.
Director

         /s/ David B. Levi                                      January 28, 2000
----------------------------------------------------
David B. Levi
Director

         /s/ Joe J. Lynn                                        January 28, 2000
----------------------------------------------------
Joe J. Lynn
Director

         /s/ John J. Sickler                                    January 28, 2000
----------------------------------------------------
John J. Sickler
Director

         /s/ Randall P. Gaboriault                              January 28, 2000
----------------------------------------------------
Randall P. Gaboriault
Director

================================================================================
        F-1, SCHEDULE II - VALUATION AND QUALIFYNG ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                            Balance                                   Balance
Fiscal Year Ended 10/31/99                                  11/01/98     Additions      Deletions     10/31/99
--------------------------                                  --------     ---------      ---------     --------
Receivables
    Allowance for Doubtful Accounts                              144           100             94          150

Inventory
    Reserve for Obsolescence                                   1,644           309          1,465          488

Income Taxes
    Valuation Allowance                                        6,400         1,915              0        8,315


                                                            Balance                                   Balance
Fiscal Year Ended 10/31/98                                  11/01/97     Additions      Deletions     10/31/98
--------------------------                                  --------     ---------      ---------     --------

Receivables
    Allowance for Doubtful Accounts                              152            29             37          144

Inventory
    Reserve for Obsolescence                                     345         1,299              0        1,644

Income Taxes
    Valuation Allowance                                        1,966         4,434              0        6,400


                                                            Balance                                   Balance
Fiscal Year Ended 10/31/97                                  11/01/96     Additions      Deletions     10/31/97
--------------------------                                  --------     ---------      ---------     --------

Receivables
    Allowance for Doubtful Accounts                              207            49            104          152

Inventory
    Reserve for Obsolescence                                     253            92              0          345

Income Taxes
    Valuation Allowance                                        3,462             0          1,496        1,966

 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL INFORMATION

To the Board of Directors and Stockholders
Microlog Corporation

In connection with our audit of the consolidated financial statements of Microlog Corporation referred to in our report dated December 13, 1999, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended October 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Vienna, Virginia
December 13, 1999

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To The Board of Directors
Microlog Corporation

Our audits of the consolidated financial statements referred to in our report dated March 17, 1999 appearing on page 20 of the 1999 Annual Report to Shareholders of Microlog Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 17, 1999