Form 10-Q
period 2000-01-31
MICROLOG CORP
filed 2000-03-14
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934



       For the Quarter Ended January 31, 2000 Commission file No. 0-14880

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



                                  YES   X    NO
                                     --------  --------

     As of March 10, 2000, 6,990,635 shares of common tock were outstanding.

                              MICROLOG CORPORATION

                                      INDEX

                                     ------

                                                                            Page
                                                                            ----

Part I. Financial Information

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of January 31, 2000
                      and October 31, 1999                                     1

                  Consolidated Statements of Operations for the Three
                      Months ended January 31, 2000 and January 31, 1999       2

                  Consolidated Statements of Cash Flows for the Three
                      Months ended January 31, 2000 and January 31, 1999       3

                  Notes to Consolidated Financial Statements                   4



     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          5



Part II. Other Information

     Item 6.      Exhibits and Reports on Form 8-K                            10

Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              (UNAUDITED)
                                                                              JANUARY 31,           OCTOBER 31,
                                                                                 2000                   1999
Assets:
Current assets:
    Cash and cash equivalents                                                   $  1,932              $  3,425
    Receivables, net                                                               1,967                 1,155
    Inventories, net                                                                 467                   375
    Other current assets                                                             524                   301
                                                                                --------              --------
 Total current assets                                                              4,890                 5,256

Fixed assets, net                                                                    865                   917
Licenses, net                                                                         65                   100
Other assets                                                                         161                   153
                                                                                ========              ========
     Total assets                                                               $  5,981              $  6,426

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                           $     74              $     74
    Accounts payable                                                                 308                   388
    Accrued compensation and related expenses                                      1,554                 1,965
    Deferred revenue                                                                 417                   447
    Other accrued expenses                                                           566                   564
                                                                                --------              --------
     Total current liabilities                                                     2,919                 3,438

Deferred officers' compensation                                                      146                   151
Other liabilities                                                                     25                    33
                                                                                --------              --------
     Total liabilities                                                             3,090                 3,622

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        Authorized, no shares issued and outstanding                                  --                    --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       7,592,505 and 7,575,597 shares issued and 6,990,635
       And 6,973,727  outstanding                                                     76                    76
    Capital in excess of par value                                                20,531                20,517
    Treasury stock, at cost, 601,870 shares Accumulated deficit                   (1,177)               (1,177)
                                                                                 (16,539)              (16,612)
                                                                                --------              --------

    Total stockholders' equity                                                     2,891                 2,804
                                                                                --------              --------
    Total liabilities and stockholders' equity                                  $  5,981              $  6,426
                                                                                ========              ========

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          FOR THE THREE MONTHS
                                                            ENDED JANUARY 31,
                                                           2000          1999
                                                         --------      --------

Net sales                                                $  4,167      $  4,891

Costs and expenses:
    Cost of sales                                           2,986         3,518
    Selling, general and administrative                       823         1,676
    Research and development                                  331           963
                                                         --------      --------

                                                            4,140         6,157
                                                         --------      --------

Operating income (loss)                                        27        (1,266)

Net other (expense) income                                    (10)           78
                                                         --------      --------

Income (loss) before income taxes                              17        (1,188)

Benefit (provision) for income taxes                           56           (11)
                                                         --------      --------

Net income (loss)                                              73        (1,199)

Accumulated deficit:
     at beginning of period                               (16,612)      (11,919)
                                                         --------      --------

     at end of period                                    $(16,539)     $(13,118)
                                                         ========      ========

Basic weighted average shares outstanding                   6,979         4,288
                                                         --------      --------
Diluted weighted average shares outstanding                 6,979         4,288
                                                         --------      --------

Basic income (loss) per share                            $   0.01      $  (0.28)
Diluted income (loss) per share                          $   0.01      $  (0.28)

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                         FOR THE                   FOR THE
                                                                                       THREE MONTHS              THREE MONTHS
                                                                                           ENDED                     ENDED
                                                                                     JANUARY 31, 2000          JANUARY 31, 1999
                                                                                  ----------------------    ----------------------

Cash flows from operating activities:
     Net income (loss)                                                                   $    73                   $(1,199)
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                                         97                       178
         Amortization of goodwill and licensing agreement                                     35                        29
         Gain on disposition of fixed assets                                                                           (47)
         Provision for inventory reserves                                                                               50
         Changes in assets and liabilities:
            Receivables                                                                     (812)                      (61)
            Inventories                                                                      (92)                       35
            Other assets                                                                    (231)                     (429)
            Accounts payable                                                                 (80)                      441
            Accrued compensation and related expenses                                       (411)                       82
            Deferred revenue                                                                 (30)                      (16)
            Other accrued expenses                                                            (6)                     (229)
            Deferred officers' compensation                                                   (5)                        2
                                                                                         -------                   -------

      Net cash used in operating activities                                               (1,462)                   (1,164)
                                                                                         -------                   -------

Cash flows from investing activities:
     Purchases of fixed assets                                                               (45)                     (192)
                                                                                         -------                   -------

      Net cash used in investing activities                                                  (45)                     (192)
                                                                                         -------                   -------

Cash flows from financing activities:
     Exercise of common stock options                                                         14                        79
                                                                                         -------                   -------

     Net cash provided by financing activities                                                14                        79
                                                                                         -------                   -------

Cash and cash equivalents:
     Net decrease during period                                                           (1,493)                   (1,277)
     Balance at beginning of period                                                        3,425                     2,340
                                                                                         -------                   -------

     Balance at end of period                                                            $ 1,932                   $ 1,063
                                                                                         =======                   =======



          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2000 (UNAUDITED) AND OCTOBER 31, 1999

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at January 31, 2000 and October 31, 1999, and the results of their operations and their cash flows for the three month period ended January 31, 2000. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1999.



Note 1 - Inventories (in thousands)                            (UNAUDITED)
-----------------------------------                            JANUARY 31,    OCTOBER 31,
Inventories consist of the following:                             2000           1999
                                                               -----------    -----------

Components                                                     $       763    $       730
Work-in-process and finished goods                                     173            133
                                                               -----------    -----------

                                                                       936            863
Less: reserve for obsolescence                                        (469)          (488)
                                                               -----------    -----------

                                                               $       467    $       375
                                                               ===========    ===========

Note 2 - Fixed Assets (in thousands)
                                                               (UNAUDITED)
Fixed assets consist of the following:                         JANUARY 31,    OCTOBER 31,
                                                                  2000           1999
                                                               -----------    -----------

       Office furniture and equipment                          $     3,022    $     2,977
       Vehicles                                                         10             10
       Leasehold improvements                                           22             22
                                                               -----------    -----------

                                                                     3,054          3,009
       Less: accumulated depreciation and amortization              (2,189)        (2,092)
                                                               -----------    -----------
                                                               $       865    $       917
                                                               ===========    ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Microlog Corporation has two major subdivisions: the Voice Processing division and the Old Dominion Systems division. The Voice Processing division is a software development and systems integration services company. The charter of the division is to help Microlog's customers serve their customers better through the use of technology in formal and informal corporate contact centers. Specifically, Microlog builds custom self-service and customer interaction solutions that manage telephony type contacts, a historical focus and strength of Microlog, and Internet-based contacts, sometimes known in the industry as "new media types". In providing these solutions, Microlog uses its products, primarily core voice and data platforms and toolkits, combined with its professional services offerings. This means that Microlog's products and solutions address interactive voice response (IVR), inbound and outbound phone calls, e-mail, fax, world-wide Web interactions, chat, Web bulletin board, and voice-over-IP types of contacts. Services associated with this business include technology assessment, project management, application and software development, telephony integration, installation, system administration, quality assurance testing, and on-going maintenance and support. While the scope of this business has expanded far beyond the simple processing of telephone calls, the area has traditionally been identified as Voice Processing, and will be identified as such throughout the remainder of this Quarterly Report on Form 10-Q.

Through its Old Dominion Systems division, Microlog provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a stable source of sales and profits, Microlog believes that its principal opportunities for growth are in the Voice Processing area, specifically related to customer contact centers. Microlog has been concentrating its investments and efforts on the Voice Processing area.

The following table sets forth for the periods indicated the percentage of revenues of certain items from Microlog's consolidated statements of income and retained earnings:


                                                              Three Months Ended
                                                                  January 31,
                                                              2000              1999
                                                              ----              ----
Revenues
 Voice processing..........................................   46.4%              50.0%
 Performance analysis and support services.................   53.6%              50.0%
                                                             ------             ------

   Total                                                     100.0%             100.0%

Costs and expenses
 Cost of sales.............................................   71.7%              71.9%
 Selling, general, and administrative......................   19.8%              34.3%
 Research and development..................................    7.9%              19.7%
                                                             ------             ------

   Total...................................................   99.4%             125.9%

Operating income (loss) ...................................    0.6%            (25.9)%

Net other (expense) income ................................  (0.2)%               1.6%
                                                             ------             ------

Income (loss) before income taxes..........................    0.4%            (24.3)%

Benefit (provision) for income taxes.......................    1.4%             (0.2)%
                                                             ------             ------

Net income (loss) .........................................    1.8%            (24.5)%


Results of Operations

Microlog had net income of $73,000 ($.01 per basic and diluted share) for the quarter ended January 31, 2000. By comparison, Microlog had a net loss of $1.2 million ($.28 per basic and diluted share), for the quarter ended January 31, 1999. The net income of $73,000 for the first quarter of fiscal year 2000 was primarily attributable to reduced expenses in all areas of Microlog's voice processing operations due to the restructuring program implemented in fiscal year 1999. The net loss of $1.2 million for the first quarter of fiscal year 1999 was attributable to Microlog's voice processing operations. This loss was due primarily to insufficient voice processing revenues of approximately $1.4 million offset in part by $0.2 million of net income generated from Microlog's performance analysis and supports services operations.

Over the past two years, Microlog has been experiencing reduced demand, increased competition, and reduced margins in the voice processing area, which Microlog attributes to market forces. Microlog believes that interactive voice response systems in general, and certain vertical sub-segments of this market in particular, are in the maturing phase of market evolution for stand-alone systems. Accordingly, competition has increased, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IVR systems as part of major procurements from larger vendors, which has required Microlog to work through prime contractors, also resulting in increased margin pressure and greater difficulty in making sales directly. Microlog's response to this has been to increase its R&D in both the uniQue(TM) and TIVRA products to expand its interactive response offerings to include Internet-based interactions, and to offer professional turnkey services to the integration of modern customer contact centers. This response addresses not only traditional voice types of contacts, but also e-mail, fax, Web callback, IP telephony, chat, Web bulletin board, and hardcopy mail, thereby expanding Microlog's addressable market. We believe this approach yields sales potential due to the trend in corporate process re-engineering in customer relationship management, and in outsourcing of related transactions and application development.

In fiscal year 2000, Microlog's strategy for addressing the market trends will be to expand its professional services offerings to provide more comprehensive solutions to its customers, inclusive of Microlog's products. The objective of these solution services is for Microlog to help its customers to better serve their customers. Microlog plans to accomplish this through the implementation of self service and customer interaction applications utilizing: the TIVRA voice processing platform, enabled by speech recognition; the uniQue contact processing platform, for media processing, Web interfaces, and contact prioritization; and services based on the analysis, development, and integration skills developed over the years by the staff of Microlog and its Old Dominion Systems division.

Microlog is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of Microlog's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the new strategy is also dependent on Microlog's ability to successfully retain and recruit skilled personnel.

Net Sales

Net sales for the quarter ended January 31, 2000 were $4.2 million, which represented a decrease of 14%, compared to $4.9 million of net sales for the quarter ended January 31, 1999. This decrease was attributable to a decrease in voice processing net sales of $0.5 million and a decrease of $0.2 million in performance analysis and support services sales.

Voice Processing Net Sales

Voice processing net sales decreased 21% for the quarter ended January 31, 2000 to $1.9 million, compared to $2.4 million for the quarter ended January 31, 1999. This decrease was attributable to a decrease in sales to commercial customers from $1.0 million to $0.2 million, a decrease in sales to international customers from $0.5 million to $0.1 million, offset in part by an increase in sales to government customers from $0.9 million to $1.6 million. The decrease in commercial sales was primarily due to sales in the first quarter of fiscal year 1999 of Microlog's APRS product to Microlog's principal customer in the retail pharmacy market, which were not replaced in the first quarter of fiscal year 2000. The decrease in international sales was due to the sale of the voice processing operations of Microlog Europe in September 1999. The increase in government sales was primarily due to increased sales to existing customers as well as a relatively large sale of $0.5 million to a new customer.

As of January 31, 2000, Microlog had a backlog of existing orders for voice processing systems totaling $2.6 million. The backlog, as of January 31, 1999, was $1.5 million. Microlog has experienced fluctuations in its backlog at various times in the past primarily to the seasonality of governmental purchases. Microlog anticipates that all of the outstanding orders at January 31, 2000 will be shipped and the sales recognized during fiscal year 2000. Although Microlog believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, Microlog's backlog as of any particular date may not be indicative of actual sales for any future period.

Performance Analysis and Support Services Net Sales

Net sales from performance analysis and support services decreased 12% for the quarter ended January 31, 2000 to $2.2 million, compared to $2.5 million for the quarter ended January 31, 1999. Microlog has experienced increased competition for retention of its employees from the John Hopkins University Applied Physics Laboratory (APL), the customer who the employees work for. As a result of the tight labor market and changes in hiring policies at APL, Microlog is experiencing increased employee attrition to APL. Microlog expects this trend to continue and possibly accelerate through fiscal year 2000. Each employee hired directly by APL, and removed from our contract(s), decreases our revenue and profit potential from that source. Microlog's strategy for addressing this trend will be to replace the profits, but not necessarily the revenue, by providing additional services to APL. Microlog is subject to the risk that its strategy will not be successful.

As of January 31, 2000, Microlog had a backlog of funding on existing contracts for performance analysis and support services totaling $0.4 million. By comparison, the backlog as of January 31, 1999 was $0.1 million. Microlog's contracts consist primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount and, therefore, are not included in backlog. Microlog estimates that the entire $0.4 million of backlog at January 31, 2000 will be recognized as sales in fiscal year 2000. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, Microlog's backlog as of any particular date may not be indicative of actual sales for any future period. Although Microlog believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which Microlog is continuing to work, in the expectation of renewal, may not be authorized. In addition, the Government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

Costs and Expenses

Cost of sales was $3.0 million or 71.7% of net sales for the quarter ended January 31, 2000, compared to $3.5 million or 71.9% of net sales for the quarter ended January 31, 1999. The decrease in cost of sales, in dollar amount, was primarily due to the restructuring program implemented in fiscal year 1999 in Microlog's voice processing operations as well as reduced sales from performance analysis and support services.

Selling, general and administrative expenses were $0.8 million or 19.8% of net sales, for the quarter ended January 31, 2000, compared to $1.7 million, or 34.3% of net sales, for the quarter ended January 31, 1999. The decrease in selling, general, and administrative expenses, in dollar amount and as a percentage of revenue, was primarily due to the restructuring program implemented in fiscal year 1999 in Microlog's voice processing operations.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for Microlog's voice processing systems. Microlog believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, Microlog does not anticipate capitalizing research and development costs. Research and development expenses were $331,000, or 7.9% of net sales, for the quarter ended January 31, 2000, compared to $963,000, or 19.7% of net sales, for the quarter ended January 31, 1999. The decrease in research and development expenses, in dollar amount and as a percentage of revenue, was primarily due to the restructuring program implemented in fiscal year 1999 in Microlog's voice processing operations.

The uniQue development activities will be the major focus in fiscal year 2000 for Microlog's research and development efforts. In fiscal year 1999, research and development was focused on the uniQue and TIVRA products. uniQue V 2.0 was announced and substantially completed as a product offering available for customer trial in the contact center market. uniQue V 2.0 was the second in a series of offerings Microlog developed to provide a comprehensive range of solutions within the contact center market. This open, standards-based product enables companies to route and prioritize phone calls, e-mails, web contacts, faxes, and hardcopy mail and other contact types to the appropriate skilled agent for handling. A significant amount of custom engineering is undertaken by Microlog in providing special features, application development, and system integration services to our customers.

Net Other (Expense) Income

Microlog had net other expense of $10,000 for the quarter ended January 31, 2000, compared to net other income of $78,000 for the quarter ended January 31, 1999. Net other expense for the quarter consisted primarily of interest expense. Net other income for the quarter ended January 31, 1999 consisted primarily of the recognition of the deferred gain on the sale of Microlog's office building in August 1998.

Benefit (Provision) For Income Taxes

For the quarter ended January 31, 2000, the benefit for income taxes of $56,000 relates to refunds of federal and state income taxes. For the quarter ended January 31, 1999, the provision for income taxes of $11,000 relates to state income taxes.

Microlog has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $16.9 million and $0.4 million, respectively, will be available to offset taxes generated from future taxable income through 2019. If certain substantial changes in Microlog's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

Cautionary Note Regarding Forward-Looking Statements

This section (Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Microlog intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding Microlog's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to our industry, its ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." Microlog cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause our actual results to be materially different from our expectations include those discussed under the caption "Factors That May Effect Future Results of Operations."

Factors That May Effect Future Results Of Operations

Microlog believes that its results of operations will be affected by factors such as the timing of introduction by Microlog of new and enhanced products and services, market acceptance of new voice processing products and enhancements of existing products, continuation of market trends in the voice processing market, growth in the voice processing market in general, competition, ability to secure and retain adequate financing, commitments to automation by potential customers, fluctuations in the buying cycles of governmental customers, changes in general economic conditions, and changes in the U.S. defense industry and their impact on the prime contractor for which Microlog provides performance analysis and support services.

Microlog has experienced increased competition for retention of its employees from the John Hopkins University Applied Physics Laboratory (APL). As a result of the tight labor market and changes in hiring policies at APL, Microlog is experiencing increased employee attrition to APL. Microlog expects this trend to continue and possibly accelerate through fiscal year 2000. Each employee hired directly by APL, and removed from our contract(s), decreases our revenue and profit potential from that source.

Microlog is subject to the risk that its business strategy will not be successful. The new strategy is dependent on market acceptance of Microlog's new focus, services and products, ongoing research and development efforts, and sales activities over the near term. In addition, the strategy is dependent upon Microlog's ability to match costs proportionately with revenue. Microlog's fiscal 2000 operating budget includes significant expenditures related to its development and marketing of its new professional services, uniQue product line, and TIVRA product line. If Microlog is unable to sustain and grow the associated revenue, Microlog is subject to the risk that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences.

Liquidity and Capital Resources

Microlog had net income of $73,000 for the quarter ended January 31, 2000, but has an accumulated deficit of $16.5 million at January 31, 2000. Microlog's continued existence is dependent upon its ability to generate sufficient cash flows from internal and external sources to meet its operating needs. Management took several steps to meet its liquidity requirements for the foreseeable future, including restructuring operations to reduce operating expenses to levels commensurate with revenues and attracting capital through a private placement transaction. Microlog anticipates that existing cash and cash equivalents generated from fiscal year 2000 operations will be sufficient to meet its working capital needs. Microlog has, in the past, been able to secure additional financing to meet its operating requirements, although there can be no assurance that it will be able to continue to do so.

Working capital as of January 31, 2000 was $2.0 million as compared to $1.8 million as of October 31, 1999. The increase in working capital was primarily attributable to an increase in accounts receivable of $0.8 million, an increase in inventories and other current assets of $0.3 million, a decrease in current liabilities of $0.5 million, offset by a decrease in cash and cash equivalents $1.5 million.

Cash and cash equivalents were $1.9 million as of January 31, 2000 as compared to $3.4 million as of October 31, 1999. The decrease was primarily due to an increase in accounts receivable of $0.8 million, an increase in other current assets and inventories of $0.3 million and a decrease in accrued compensation and related expenses of $0.4 million. The Company does not anticipate using the same amount of cash in subsequent quarters of fiscal year 2000 as it used in the first quarter ended January 31, 2000. Accounts receivable were $2.0 million as of January 31, 2000 as compared to $1.2 million as of October 31, 1999. The increase was primarily attributable to increased sales in voice processing for the quarter as well as the timing of shipments during the quarter.

In fiscal year 1999, Microlog closed and drew on a revolving line-of-credit facility which allows Microlog to borrow up to 75% of its eligible receivables to a maximum of $2,000,000, subject to the right of the financial institution to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.25% (10.75% at January 31, 2000), and contains a 0.025% fee on the average unused portion of the line as well as a monthly collateral fee and a 1% upfront commitment fee. The loan subjects Microlog to a restrictive covenant of not exceeding 115% of its consolidated planned quarterly losses for its second and third quarters of fiscal year 1999, and a requirement for consolidated profitability beginning in the fourth quarter of fiscal year 1999. The line also subjects Microlog to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of Microlog's assets. Microlog was not in compliance with the restrictive covenant in the second quarter of fiscal year 1999, but obtained a waiver from the bank. Microlog was not in compliance with the restrictive covenant in the fourth quarter of fiscal year 1999 for which a forbearance agreement has been obtained. The forebearance agreement waives the lenders right under an event of default to terminate the loan. This line of credit expires on March 23, 2000 and Microlog and the bank are in the process of renewal discussions. There was no outstanding debt against this line-of-credit at January 31, 2000.

In June 1996, Microlog entered into a contract to purchase a new management information system including a five-year maintenance plan. The purchase, including maintenance, is being financed by the vendor over a five-year term at an annual interest rate of 8%. The financing terms require five annual payments of $140,000 each, including interest, beginning on June 30, 1996. Three annual payments have been made to date. The final payment is due on June 30, 2000.

                           Part II. OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K

         (a)      Microlog files herewith the following exhibit:

                  27.1 Financial Data Schedule

         (b)      A current  report on form 8-K was filed on  February  22, 2000
                  reporting  the  resignation  of  Microlog's   Chief  Executive
                  Officer on February 16, 2000.

                               SIGNATURES

                               MICROLOG CORPORATION

                               By:   /s/ John C. Mears
                                     ------------------------------
                                     John C. Mears
                                     Managing Director, Chief Operating Officer


                               By:   /s/ Kirk E. Isenbart
                                     ------------------------------
                                     Kirk E. Isenbart
                                     Principal Accounting Officer and Controller




Date:  March 13, 2000