Form 10-Q
period 2000-04-30
MICROLOG CORP
filed 2000-06-14
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2000

                           Commission file No. 0-14880

                              MICROLOG CORPORATION

             (Exact name of registrant as specified in its charter)

            Virginia                                    52-0901291
      (State of incorporation)              (I.R.S. Employer Identification No.)

       20270 Goldenrod Lane
        Germantown, Maryland                              20876
(Address of principal executive offices)                (Zip Code)

                                  301-428-9100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO
                                       --   --

     As of June 14, 2000, 7,064,688 shares of common stock were outstanding.

                              MICROLOG CORPORATION
                                      INDEX

                                     ------

                                                                            Page
                                                                            ----

Part I.           Financial Information



   Item 1.         Financial Statements

                   Consolidated Balance Sheets as of April 30, 2000
                     and October 31, 1999    ..................................1

                   Consolidated Statements of Operations for the Three
                     Months ended April 30, 2000 and April 30, 1999
                     and for the Six Months ended April 30, 2000 and
                     April 30, 1999............................................2

                   Consolidated Statements of Cash Flows for the Six
                     Months ended April 30, 2000 and April 30, 1999............3

                   Notes to Consolidated Financial Statements..................4



   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................5



Part II.        Other Information

  Item 4.          Submission of Matters to a Vote of Security Holders........10

  Item 6.          Exhibits and Reports on Form 8-K...........................11


Signatures....................................................................12

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements



                                                 Microlog Corporation
                                             Consolidated Balance Sheets
                                          (In thousands, except share data)
                                                                                  (Unaudited)
                                                                                   April 30,            October 31,
                                                                                     2000                   1999
Assets:
Current assets:
    Cash and cash equivalents                                                          $   2,190             $   3,425
    Receivables, net                                                                       2,009                 1,155
    Inventories, net                                                                         299                   375
    Other current assets                                                                     422                   301
    Total current assets                                                                   4,920                 5,256
                                                                               ------------------     -----------------

Fixed assets, net                                                                            803                   917
Licenses, net                                                                                 31                   100
Other assets                                                                                 241                   153
                                                                               ==================     =================
     Total assets                                                                      $   5,995             $   6,426

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                                   $     74              $     74
    Accounts payable                                                                         466                   388
    Accrued compensation and related expenses                                              1,489                 1,965
    Deferred revenue                                                                         437                   447
    Other accrued expenses                                                                   246                   564
                                                                               ------------------     -----------------
     Total current liabilities                                                             2,712                 3,438

Deferred officers' compensation                                                              141                   151
Other liabilities                                                                             21                    33
                                                                               ------------------     -----------------
     Total liabilities                                                                     2,874                 3,622

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        Authorized, no shares issued and outstanding                                       ---                    ---
    Common  stock,  $.01 par  value,  10,000,000  shares  authorized,  7,666,558              77                    76
    Capital  in excess of par value                                                       20,650                20,517
    Treasury  stock,  at cost,  601,870  shares                                           (1,177)               (1,177)
    Accumulated deficit                                                                  (16,429)              (16,612)
                                                                               ------------------     -----------------

    Total stockholders' equity                                                             3,121                 2,804
                                                                               ------------------     -----------------
    Total liabilities and stockholders' equity                                         $   5,995             $   6,426
                                                                               ==================     =================

                                    See accompanying notes to consolidated financial statements.



                                                     Microlog Corporation
                                            Consolidated Statements of Operations
                                                         (Unaudited)
                                                        (In thousands)

                                                                   For The Three Months               For The Six Months
                                                                     Ended April 30,                    Ended April 30,

                                                               2000                1999              2000             1999
                                                          ----------------   -----------------   --------------   -------------
Sales                                                           $   4,387           $   4,251          $ 8,553         $ 9,142

Costs and expenses:
    Cost of sales                                                   2,871               3,407            5,857           6,926
    Selling, general and administrative                             1,076               1,744            1,899           3,419
    Research and development                                          332                 736              663           1,699
    Restructuring costs                                              ---                  582              ---             582
                                                          ----------------   -----------------   --------------   -------------

                                                                    4,279               6,469            8,419          12,626
                                                          ----------------   -----------------   --------------   -------------

Operating income (loss)                                               108             (2,218)              134         (3,484)

Net other income (expense)                                              2                  38              (7)             116
                                                          ----------------   -----------------   --------------   -------------

Income (loss) before income taxes                                     110             (2,180)              127         (3,368)

Benefit (provision) for income taxes                                    0                 (9)               56            (20)
                                                          ----------------   -----------------   --------------   -------------

Net income (loss)                                                     110             (2,189)              183         (3,388)

Accumulated deficit:
     at beginning of period                                      (16,539)            (13,118)         (16,612)        (11,919)
                                                          ----------------   -----------------   --------------   -------------

     at end of period                                          $ (16,429)          $ (15,307)       $ (16,429)      $ (15,307)
                                                          ================   =================   ==============   =============

Basic weighted average shares outstanding                           7,028               4,291            7,003           4,289
                                                          ----------------   -----------------   --------------   -------------
Diluted weighted average shares outstanding                         7,302               4,291            7,218           4,289
                                                          ----------------   -----------------   --------------   -------------

Basic income (loss) per share                                    $   0.02          $   (0.51)          $  0.03        $ (0.79)
Diluted income (loss) per share                                  $   0.02          $   (0.51)          $  0.03        $ (0.79)


                                    See accompanying notes to consolidated financial statements.



                                               Microlog Corporation
                                      Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                   (Unaudited)

                                                                          For The                   For The
                                                                        Six Months                Six Months

                                                                           Ended                     Ended
                                                                      April 30, 2000            April 30, 1999
                                                                   ----------------------    ----------------------
Cash flows from operating activities:
     Net income (loss)                                                        $      183             $     (3,388)
     Adjustments to reconcile net income (loss) to net cash
      Used in operating activities:
         Depreciation                                                                190                       381
         Amortization of goodwill and licensing agreement                             69                        57
         Gain on disposition of fixed assets                                                                   (9)
         Provision for inventory reserves                                             50                        50
         Changes in assets and liabilities:
            Receivables                                                            (854)                     1,219
            Inventories                                                               26                        24
            Other assets                                                           (209)                     (211)
            Accounts payable                                                          78                       169
            Accrued compensation and related expenses                              (476)                     (405)
            Deferred revenue                                                        (10)                     (170)
            Other accrued expenses                                                 (330)                       176
            Deferred officers' compensation                                         (10)                       (2)
                                                                   ----------------------    ----------------------

      Net cash used in operating activities                                      (1,293)                   (2,109)
                                                                   ----------------------    ----------------------

Cash flows from investing activities:

     Purchases of fixed assets                                                      (76)                     (228)
                                                                   ----------------------    ----------------------

      Net cash used in investing activities                                         (76)                     (228)
                                                                   ----------------------    ----------------------

Cash flows from financing activities:

     Net borrowings under line-of-credit agreements                                                             25
     Exercise of common stock options                                                134                       162
                                                                   ----------------------    ----------------------

     Net cash provided by financing activities                                       134                       187
                                                                   ----------------------    ----------------------

Cash and cash equivalents:
     Net decrease during period                                                  (1,235)                   (2,150)
     Balance at beginning of period                                                3,425                     2,340
                                                                   ----------------------    ----------------------

     Balance at end of period                                                $     2,190                $      190
                                                                   ======================    ======================


                                     See accompanying notes to consolidated financial statements


                              Microlog Corporation
                   Notes To Consolidated Financial Statements
                January 31, 2000 (Unaudited) and October 31, 1999

General
-------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at April 30, 2000 and October 31, 1999, and the results of their operations and their cash flows for the six month period ended April 30, 2000. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 1999.

Revenue Recognition
-------------------

Sales of products are recognized at the time deliveries are made. The Company generates software revenues from licensing the right to use its software products and also generates service revenues from implementation and installation services, ongoing maintenance, training services, and professional services performed.

Revenue from software license agreements is recognized upon shipment of the software if: persuasive evidence of an arrangement exists; sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

Ongoing maintenance contracts, which include software upgrades, are invoiced separately and revenue is earned ratably over the term of the contract. Revenue from implementation and installation services is recognized when the services are completed. Revenue from training services and professional services is recognized when the services are completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

Microlog Corporation has two major subdivisions: the Contact Center division (formerly called the Voice Processing division) and the Old Dominion Systems division. The Contact Center division is a software development and systems integration services company. The charter of the division is to help Microlog's customers serve their customers better through the use of technology in formal and informal corporate contact centers. Specifically, Microlog builds custom self-service and customer interaction solutions that manage telephony type contacts, a historical focus and strength of Microlog, and Internet-based contacts, sometimes known in the industry as "new media types". In providing these solutions, Microlog uses its products, primarily core voice and data platforms and toolkits, combined with its professional services offerings. This means that Microlog's products and solutions address interactive voice response
(IVR), inbound and outbound phone calls, e-mail, fax, world-wide Web interactions, chat, Web bulletin board, and voice-over-IP types of contacts. Professional services associated with this business include technology assessment, project management, application and software development, telephony integration, installation, system administration, quality assurance testing, and on-going maintenance and support.

Through its Old Dominion Systems division, Microlog provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a stable source of sales and profits, Microlog believes that, due to a change in policy by APL regarding contract labor positions, it will no longer provide significant performance analysis and technical and administrative support services to APL after the fourth quarter of fiscal year 2000. Accordingly, Microlog believes its principal opportunities for growth are in the Contact Center area. Microlog has been concentrating its investments and efforts on the Contact Center area.

The following table sets forth for the periods indicated the percentage of sales of certain items from Microlog's consolidated statements of income and retained earnings:

                                                             Three Months Ended                     Six Months Ended
                                                                   April 30,                              April 30,
                                                              2000          1999                    2000            1999
                                                              ----          ----                   -----            ----
Sales
 Contact Center division ....................................49.1%         35.3%                   47.8%          43.0%
 Old Dominion Systems division.............................. 50.9%         64.7%                   52.2%          57.0%
                                                            ------       -------                 -------        -------

   Total....................................................100.0%        100.0%                  100.0%         100.0%

Costs and expenses

 Cost of sales...............................................65.4%         80.2%                   68.4%          75.8%
 Selling, general, and administrative........................24.5%         41.0%                   22.2%          37.4%
 Research and development ....................................7.6%         17.3%                    7.8%          18.5%
 Restructuring costs........................................  0.0%         13.7%                    0.0%           6.4%
                                                            ------     ---------                  ------       --------

   Total................................................     97.5%        152.2%                   98.4%         138.1%
                                                           -------      --------                 -------       --------

Operating income (loss).......................................2.5%        (52.2)%                   1.6%         (38.1)%

Net other income ..........................................   0.0%          0.9%                    0.0%           1.3%
                                                           -------       -------                --------       --------

Income (loss) before income taxes.............................2.5%        (51.3)%                   1.6%         (36.8)%

Benefit (provision) for income taxes.......................   0.0%         (0.2)%                   0.5%          (0.3)%
                                                           -------       --------               --------       ---------

Net income (loss)..........................................   2.5%        (51.5)%                   2.1%         (37.1)%
                                                           =======     ==========                =======       =========

                                       5

Results of Operations

Microlog had net income of $110,000 ($.02 per basic and diluted share) for the quarter ended April 30, 2000 and net income of $183,000 ($.03 per basic and diluted share) for the six months ended April 30, 2000. By comparison, Microlog had a net loss of $2.2 million (($.51) per basic and diluted share) and a net loss of $3.4 million (($.79) per basic and diluted share) for the comparable periods in fiscal year 1999. The net income for the second quarter of fiscal year 2000 and for the six months ended April 30, 2000, was primarily attributable to increased sales generated by the Contact Center division as well as reduced expenses in all areas of the Contact Center division due to the restructuring program implemented in fiscal year 1999. The net losses for the comparable periods in fiscal year 1999 were attributable to insufficient sales generated by the Contact Center division and one-time costs incurred in the first quarter of fiscal year 1999 in connection with the restructuring program. The losses for the first quarter of fiscal year 1999 and the six month period ended April 30, 1999 were offset in part by net income of $0.2 million in the second quarter of fiscal year 1999 and $0.3 million in the six month period ended April 30, 1999 generated by the Old Dominion Systems division.

Over the past two years, Microlog has been experiencing reduced demand, increased competition, and reduced margins in its traditional voice processing operations, which Microlog attributes to market forces. Microlog believes that interactive voice response systems in general, and certain vertical sub-segments of this market in particular, are in the maturing phase of market evolution for stand-alone systems. Accordingly, competition has increased, margins have been reduced, and it has become more difficult to sell these products. In addition, some governmental customers have been procuring large IVR systems as part of major procurements from larger vendors, which has required Microlog to work through prime contractors, also resulting in increased margin pressure and greater difficulty in making sales directly.

Microlog's response to this has been to increase its research and development in both the uniQue(TM) and TIVRA products to expand its interactive response offerings to include Internet-based interactions, and to offer professional turnkey services to the integration of modern customer contact centers. This response has been aimed to address not only traditional voice types of contacts, but also e-mail, fax, Web callback, IP telephony, chat, Web bulletin board, and hardcopy mail, thereby expanding Microlog's addressable market. As a result of this initiative, uniQue V 2.0 was announced and substantially completed as a product offering available for customer trial in the contact center market in January 2000. uniQue V 2.0 was the second in a series of offerings Microlog has developed to provide a comprehensive range of solutions within the contact center market. This open, standards-based product enables companies to route and prioritize phone calls, e-mails, web contacts, faxes, and hardcopy mail and other contact types to the appropriate skilled agent for handling. In connection with its new products, Microlog offers a significant amount of custom engineering services to provide special features, application development and system integration services to its customers. Microlog believes this approach has resulted in increased sales potential for the Contact Center division due to the trend in corporate process re-engineering in customer relationship management, and in outsourcing of related transactions and application development.

In the first six months of fiscal year 2000, Microlog has continued to implement its strategy of combining its new interactive response product offerings with expanded professional services offerings to provide more comprehensive solutions to its customers. The objective of this strategy is for Microlog to help its customers to better serve their customers through the implementation of self service and customer interaction applications utilizing: the TIVRA voice
processing  platform,   enabled  by  speech  recognition;   the  uniQue  contact
processing platform, for media processing, Web interfaces, and contact prioritization; and services based on the analysis, development, and integration skills developed over the years by Microlog's staff.

Microlog is subject to the risk that its strategy will not be successful. The strategy is dependent on market acceptance of Microlog's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the strategy is also dependent on Microlog's ability to successfully retain and recruit skilled personnel.

Sales

Sales for the quarter ended April 30, 2000 were $4.4 million, which represented an increase of 3% compared to $4.3 million of sales for the quarter ended April 30, 1999. Sales for the six months ended April 30, 2000 were $8.6 million, which represented a decrease of 6% compared to $9.1 million of sales for the six months ended April 30, 1999. The increase in sales for the comparable quarters was attributable to an increase of $0.7 million in sales by the Contact Center division offset by a decrease of $0.6 million in sales by the Old Dominion Systems division. The decrease in sales for the comparable six month periods was attributable to an increase of $0.2 million in sales by the Contact Center division offset by a decrease of $0.7 million in sales by the Old Dominion Systems division.

Contact Center Division Sales

Contact Center sales for the quarter ended April 30, 2000 were $2.2 million, which represented an increase of 47% compared to $1.5 million of sales for the quarter ended April 30, 1999. Sales for the six month period ended April 30, 2000 were $4.1 million, which represented an increase of 5% compared to $3.9 million of sales for the same period in fiscal year 1999. The increase in sales for the comparable quarters was primarily attributable to an increase in sales to commercial customers from $0.4 million to $1.1 million. The increase in sales for the comparable six month periods was attributable to an increase in sales to government customers from $1.9 million to $2.6 million offset in part by a decrease in sales to international customers from $0.7 million to $0.2 million. The increase in commercial sales for the comparable quarters was primarily due to sales totaling $0.7 million to three new commercial customers. The increase in government sales for the comparable six month periods was primarily due to sales totaling $0.7 million to three new government customers. The decrease in international sales for the comparable six month periods was due to the sale of the voice processing operations of Microlog Europe in September 1999.

As of April 30, 2000, Microlog had a backlog of existing orders for Contact Center systems totaling $2.0 million. The backlog as of April 30, 1999, was $2.5 million. Microlog has experienced fluctuations in its backlog at various times in the past primarily due to the seasonality of governmental purchases. Microlog anticipates that $1.8 million of the outstanding orders at April 30, 2000 will be shipped and the sales recognized during fiscal year 2000. Although Microlog believes that its entire backlog of orders consists of firm orders, Microlog's backlog as of any particular date may not be indicative of actual sales for any future period because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process.

Old Dominion Systems Division Sales

Old Dominion Systems sales for the quarter ended April 30, 2000 were $2.2 million, which represented a decrease of 21% compared to $2.8 million of sales for the quarter ended April 30, 1999. Sales for the six month period ended April 30, 2000 were $4.5 million, which represented a decrease of 14% compared to $5.2 million of sales for the same period in fiscal year 1999. In March 2000, Microlog was informed by the John Hopkins University Applied Physics Laboratory
(APL) that APL had adopted a change in policy regarding contract labor positions and that most of the employees of our Old Dominion Systems division would be offered positions by APL by September 2000. Each employee hired directly by APL, and removed from our contract(s), decreases the sales and profit potential of the Old Dominion Systems division from that source. The impact of this change on Microlog for the balance of fiscal year 2000 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $2.8 million and a reduction in profits of approximately $0.4 million. The impact of this change for fiscal year 2001 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $7.0 million and a reduction in profits of approximately $1.0 million. Microlog's strategy for addressing this issue is to focus on replacing the lost profits, and an increasing portion of the lost sales, through the growth of the Contact Center division. Microlog is subject to the risk that its strategy will not be successful.

As of April 30, 2000, Microlog had a backlog of funding on existing contracts for performance analysis and support services totaling $0.2 million. By comparison, the backlog as of April 30, 1999 was $0.2 million. Microlog's contracts consist primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount and, therefore, are not included in backlog. Microlog estimates that the entire $0.2 million of backlog at April 30, 2000 will be recognized as sales in fiscal year 2000. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, Microlog's backlog as of any particular date may not be indicative of actual sales for any future period. Although Microlog believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which Microlog is continuing to work, in the expectation of renewal, may not be authorized. In addition, the Government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

Costs and Expenses

Cost of sales was $2.9 million or 65.4% of sales for the quarter ended April 30, 2000, compared to $3.4 million or 80.2% of sales for the quarter ended April 30, 1999. Cost of sales was $5.9 million or 68.4% of sales for the six month period ended April 30, 2000, compared to $6.9 million or 75.8% of sales for the same period in fiscal year 1999. The decrease in cost of sales, in dollar amount, was primarily due to the restructuring program implemented in fiscal year 1999 in the Contact Center division as well as reduced sales from the Old Dominion Systems division. The decrease in cost of sales, as a percentage of sales, was primarily due to increased sales generated by the Contact Center division.

Selling, general and administrative expenses were $1.1 million or 24.5% of sales, for the quarter ended April 30, 2000, compared to $1.7 million, or 41.0% of sales, for the quarter ended April 30, 1999. Selling, general and administrative expenses were $1.9 million or 22.2% of sales, for the six month period ended April 30, 2000, compared to $3.4 million, or 37.4% of sales, for the same period in fiscal year 1999. The decrease in selling, general, and administrative expenses, in dollar amount and as a percentage of sales, was primarily due to the restructuring program implemented in fiscal year 1999 in the Contact Center division.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for Microlog's contact center products. Microlog believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, Microlog does not anticipate capitalizing research and development costs. Research and development expenses were $332,000, or 7.6% of sales, for the quarter ended April 30, 2000, compared to $736,000, or 17.3% of sales, for the quarter ended April 30, 1999. Research and development expenses were $663,000, or 7.8% of sales, for the six month period ended April 30, 2000, compared to $1,699,000, or 18.5% of sales, for the same period in fiscal year 1999. The decrease in research and development expenses, in dollar amount and as a percentage of sales, was primarily due to the restructuring program implemented in fiscal year 1999 in the Contact Center division. uniQue development activities have been the major focus in fiscal year 2000 for Microlog's research and development efforts. In fiscal year 1999, research and development was focused on the uniQue and TIVRA products.

Net Other Income (Expense)

Microlog had net other income of $2,300 for the quarter ended April 30, 2000, compared to net other income of $38,000 for the quarter ended April 30, 1999. Microlog had net other expense of $7,000 for the six month period ended April 30, 2000, compared to net other income of $116,000, for the same period in fiscal year 1999. Net other income (expense) for the quarter and six month periods ended April 30, 2000 consisted primarily of interest expense, interest income, and miscellaneous bank fees associated with the renewal of Microlog's credit facility. Net other income for the quarter and six month periods ended April 30, 1999, consisted primarily of the recognition of the deferred gain on the sale of Microlog's office building in August 1998.

Benefit (Provision) For Income Taxes

For the six month period ended April 30, 2000, the benefit for income taxes of $56,000 relates to refunds of federal and state income taxes. For the quarter and six month periods ended April 30, 1999, the provision for income taxes of $9,000 and $20,000, respectively, relates to state income taxes.

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

Cautionary Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Microlog intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding Microlog's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to its industry, its ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." Microlog cannot promise you that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause our actual results to be materially different from our expectations include those discussed under the caption "Factors That May Effect Future Results of Operations."

Factors That May Effect Future Results Of Operations

Microlog believes that its results of operations will be affected by factors such as the timing of introduction by Microlog of new and enhanced products and services, market acceptance of new contact center products and enhancements of existing products, continuation of market trends in the contact center market, growth in the contract center market in general, competition, ability to secure and retain adequate financing, commitments to automation by potential customers, fluctuations in the buying cycles of governmental customers, changes in general economic conditions, and changes in the U.S. defense industry and their impact on the prime contractor for which Microlog provides performance analysis and support services.

In March 2000, Microlog was informed by the John Hopkins University Applied Physics Laboratory (APL) that APL had adopted a change in policy regarding contract labor positions and that most of the employees of our Old Dominion Systems division would be offered positions by APL by September 2000. Each employee hired directly by APL, and removed from our contract(s), decreases the sales and profit potential of the Old Dominion Systems division from that source. The impact of this change on Microlog for the balance of fiscal year
2000 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $2.8 million and a reduction in profits of approximately $0.4 million. The impact of this change for fiscal year 2001 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $7.0 million and a reduction in profits of approximately $1.0 million. Microlog's strategy for addressing this issue is to focus on replacing the lost profits, and an increasing portion of the lost sales, through the growth of the Contact Center division.

Microlog is subject to the risk that its strategy will not be successful. The strategy is dependent on market acceptance of Microlog's new focus, services and products, ongoing research and development efforts, and sales activities over the near term. In addition, the strategy is dependent upon Microlog's ability to match costs proportionately with sales. Microlog's fiscal 2000 operating budget includes significant expenditures related to its development and marketing of its new professional services, uniQue product line, and TIVRA product line. If Microlog is unable to sustain and grow the associated revenue, Microlog is subject to the risk that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences.

Liquidity and Capital Resources

Microlog had net income of $110,000 for the quarter ended April 30, 2000, and net income of $183,000 for the six months ended April 30, 2000, but has an accumulated deficit of $16.4 million at April 30, 2000. Microlog's continued existence is dependent upon its ability to generate sufficient cash flows from internal and external sources to meet its operating needs. Management has taken several steps to meet its liquidity requirements for the foreseeable future, including renewing its existing credit facility, restructuring operations to reduce operating expenses to levels commensurate with sales and attracting capital through a private placement transaction. The impact of the estimated loss of sales of $2.8 million generated by the Old Dominion Systems division for fiscal year 2000 is estimated to result in a reduction in cash of approximately $0.7 million. Microlog anticipates that existing cash and cash generated from the Contact Center division will be sufficient to meet its working capital needs for the balance of fiscal year 2000. If the existing cash and cash generated from the Contact Center division is insufficient, Microlog may be required to utilize its line-of-credit facility from Silicon Valley Bank, if available, or to seek other sources of financing. To utilize the line-of-credit facility, Microlog is required to meet certain financial and restrictive covenants, which are discussed below. Microlog has, in the past, been able to secure additional financing to meet its operating requirements, although there can be no assurance that it will be able to continue to do so.

Working capital as of April 30, 2000 was $2.2 million compared to working capital of $1.8 million as of October 31, 1999. The increase was primarily attributable to an increase in accounts receivable of $0.8 million and a decrease in current liabilities of $0.7 million, offset by a decrease in cash and cash equivalents $1.2 million.

Cash and cash equivalents were $2.2 million as of April 30, 2000 compared to cash and cash equivalents of $3.4 million as of October 31, 1999. The decrease was primarily attributable to an increase in accounts receivable of $0.8 million and a decrease in accrued compensation and related expenses of $0.5 million.

Accounts receivable were $2.0 million as of April 30, 2000 compared to accounts receivable of $1.2 million as of October 31, 1999. The increase was primarily attributable to increased sales in the Contact Center division for the second quarter of fiscal year 2000 as well as the timing of shipments during the quarter.

In April 2000, Microlog renewed its revolving line-of-credit facility with Silicon Valley Bank which allows Microlog to borrow up to 75% of its eligible receivables to a maximum of $2,000,000, subject to the right of the bank to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.0% (11.50% at April 30, 2000), and contains a minimum monthly interest charge as well as a monthly collateral fee and an upfront commitment fee of $10,000. If and when Microlog borrows under the line-of-credit, Microlog will be required to grant Silicon Valley Bank warrants to purchase common stock equal to 2% of the commitment amount at an exercise price equal to the market value of Microlog's common stock on the date of the initial borrowing. The line subjects Microlog to a financial covenant of not exceeding consolidated quarterly losses of ($70,000) and ($50,000), respectively, for the second and third quarters of fiscal year 2000, and a requirement for consolidated profitability beginning in the fourth quarter of fiscal year 2000. The line also subjects Microlog to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of Microlog's assets. Microlog was in compliance with all covenants at April 30, 2000. There was no outstanding debt against this line-of-credit at April 30, 2000.

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

                           Part II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)     Microlog held its 2000 annual meeting of shareholders on March 30, 2000.

(b) The following sets forth information regarding each matter voted upon at the 2000 annual meeting.

     There were 7,064,688 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2000 annual meeting.

     Proposal No. 1. The shareholders approved election of each of the three nominees to the board of directors. The tabulation of votes on this proposal was as follows:


                  Nominee                                      For                                     Withheld

Steven R. Delmar                                            6,367,401                                   70,562
Robert E. Gray, Jr.  ...................                    6,392,201                                   58,762
John C. Mears    .......................                    6,380,601                                   64,214


Item 6.  Exhibits and Reports on Form 8-K.

(a)      The Company files herewith the following exhibits:

              10.1         Silicon Valley Bank Amendment to Loan Documents

         (b) The following Current Report on Form 8-K was filed by Microlog during the period covered by this report:



              Date of Report                                                    Item Reported
              --------------                                                    -------------

              February 16, 2000             Item 5 (press release announcing resignation of Mr. Stephen D. Smith)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MICROLOG CORPORATION

                             By:
                                     /s/ John C. Mears
                                     -----------------
                                     John C. Mears
                                     Co-President, Chief Operating Officer

                             By:
                                     /s/ Kirk E. Isenbart
                                     --------------------
                                     Kirk E. Isenbart
                                     Principal Accounting Officer and Controller

Date:  June 14, 2000