Form 10-Q
period 2000-07-31
MICROLOG CORP
filed 2000-09-13
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2000

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

  As of September 12, 2000, 7,064,938 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                                      INDEX

                                     ------

                                                                                                                Page
                                                                                                                ----
Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of July 31, 2000 and October 31, 1999.........................3

                           Consolidated Statements of Operations for the Three Months ended
                               July 31, 2000 and July 31, 1999 and for the Nine Months ended
                               July 31, 2000 and July 31, 1999.....................................................4

                           Consolidated Statements of Cash Flows for the Nine Months ended
                               July 31, 2000 and July 31, 1999.....................................................5

                           Notes to Consolidated Financial Statements..............................................6



         Item 2.      Management's Discussion and Analysis of Financial Condition and

                      Results of Operations.......................................................................7



Part II. Other Information

         Item 6.      Exhibits and Reports on Form 8-K.............................................................13


Signatures.........................................................................................................13

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    (UNAUDITED)
                                                                                      JULY 31,             OCTOBER 31,
                                                                                        2000                  1999
                                                                                        ----                  ----
Assets:
Current assets:
    Cash and cash equivalents                                                         $  1,842              $  3,425
    Receivables, net                                                                     1,898                 1,155
    Inventories, net                                                                       336                   375
    Other current assets                                                                   231                   301
                                                                                      --------              --------
    Total current assets                                                                 4,307                 5,256

Fixed assets, net                                                                          778                   917
Licenses, net                                                                               16                   100
Other assets                                                                               181                   153
                                                                                      --------              --------
     Total assets                                                                     $  5,282              $  6,426
                                                                                      ========              ========

Liabilities and Stockholders' Equity:
Current liabilities:
    Current portion of long-term debt                                                 $      0              $     74
    Accounts payable                                                                       354                   388
    Accrued compensation and related expenses                                            1,316                 1,965
    Deferred revenue and other deferred credits                                            485                   447
    Other accrued expenses                                                                 238                   564
                                                                                      --------              --------
     Total current liabilities                                                           2,393                 3,438

Deferred officers' compensation                                                            136                   151
Other liabilities                                                                          114                    33
                                                                                      --------              --------
     Total liabilities                                                                   2,643                 3,622
                                                                                      --------              --------
Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                                        --                    --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       7,666,808 and 7,575,597 shares issued and 7,064,938
       and 6,973,727 outstanding                                                            77                    76
    Capital in excess of par value                                                      20,672                20,517
    Treasury stock, at cost, 601,870 shares                                             (1,177)               (1,177)
    Accumulated deficit                                                                (16,933)              (16,612)
                                                                                      --------              --------
    Total stockholders' equity                                                           2,639                 2,804
                                                                                      --------              --------
    Total liabilities and stockholders' equity                                        $  5,282              $  6,426
                                                                                      ========              ========

See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                           ENDED JULY 31,                      ENDED JULY 31,
                                                                       2000              1999              2000              1999
                                                                       ----              ----              ----              ----
Sales                                                                $  3,071          $  4,954          $ 11,624          $ 14,097

Costs and expenses:
    Cost of sales                                                       2,321             3,400             8,178            10,326
    Selling, general and administrative                                   923             1,160             2,823             4,580
    Research and development                                              342               600             1,004             2,299
    Restructuring costs                                                    --                 5                --               586
                                                                     --------          --------          --------          --------
                                                                        3,586             5,165            12,005            17,791
                                                                     --------          --------          --------          --------
Operating loss                                                           (515)             (211)             (381)           (3,694)

Net other income                                                           11                 5                 4               119
                                                                     --------          --------          --------          --------
Loss before income taxes                                                 (504)             (206)             (377)           (3,575)

Benefit for income taxes                                                   --                19                56                --
                                                                     --------          --------          --------          --------
Net loss                                                                 (504)             (187)             (321)           (3,575)

Accumulated deficit:
     at beginning of period                                           (16,429)          (15,307)          (16,612)          (11,919)
                                                                     --------          --------          --------          --------
     at end of period                                                $(16,933)         $(15,494)         $(16,933)         $(15,494)
                                                                     ========          ========          ========          ========

Basic weighted average shares outstanding                               7,065             4,438             7,024             4,339
                                                                     --------          --------          --------          --------
Diluted weighted average shares outstanding                             7,065             4,438             7,024             4,339
                                                                     --------          --------          --------          --------

Basic loss per share                                                 $  (0.07)         $  (0.04)         $  (0.05)         $  (0.82)
Diluted loss per share                                               $  (0.07)         $  (0.04)         $  (0.05)         $  (0.82)



          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     FOR THE               FOR THE
                                                                                   NINE MONTHS           NINE MONTHS
                                                                                      ENDED                 ENDED
                                                                                  JULY 31, 2000         JULY 31, 1999
                                                                                  -------------         -------------
Cash flows from operating activities:
     Net loss                                                                        $  (321)              $(3,575)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                                    275                   520
         Amortization of goodwill and licensing agreement                                 84                    91
         Gain on disposition of fixed assets                                              --                    (9)
         Provision for inventory reserves                                                 50                   125
         Consulting expense funded through stock options
            granted                                                                       --                   155
         Changes in assets and liabilities:
            Receivables                                                                 (743)                  654
            Inventories                                                                  (11)                   16
            Other assets                                                                  42                   (87)
            Accounts payable                                                             (34)                  129
            Accrued compensation and related expenses                                   (649)                 (498)
            Deferred revenue and other deferred credits                                   38                  (324)
            Other accrued expenses                                                      (245)                   11
            Deferred officers' compensation                                              (15)                   (7)
                                                                                     -------               -------
      Net cash used in operating activities                                           (1,529)               (2,799)
                                                                                     -------               -------
Cash flows from investing activities:
     Purchases of fixed assets                                                          (136)                 (264)
                                                                                     -------               -------
      Net cash used in investing activities                                             (136)                 (264)
                                                                                     -------               -------
Cash flows from financing activities:
     Reduction in long term debt                                                         (74)                  (74)
     Net borrowings under line-of-credit agreements                                       --                     3
     Proceeds from issuance of common stock                                               --                 1,281
     Exercise of common stock options                                                    156                    12
                                                                                     -------               -------
     Net cash provided by financing activities                                            82                 1,222
                                                                                     -------               -------
Cash and cash equivalents:
     Net decrease during period                                                       (1,583)               (1,841)
     Balance at beginning of period                                                    3,425                 2,340
                                                                                     -------               -------
     Balance at end of period                                                        $ 1,842               $   499
                                                                                     =======               =======


See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 2000 (UNAUDITED) AND OCTOBER 31, 1999

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at July 31, 2000 and October 31, 1999, and the results of their operations and their cash flows for the nine month period ended July 31, 2000. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

Introduction

Microlog Corporation has two major subdivisions: the Contact Center division (formerly called the Voice Processing division) and the Old Dominion Systems division. The Contact Center division is a software development and systems integration services company. This division builds custom self-service and customer interaction solutions that manage telephony type contacts and Internet-based contacts, sometimes known in the industry as "channels", which allow Microlog's customers to serve their customers better through the use of technology in formal and informal corporate contact centers. In providing these solutions, Microlog uses its products, primarily core voice and data platforms and toolkits, combined with its professional services offerings. Microlog's products and solutions address interactive voice response (IVR), inbound and outbound phone calls, e-mail, fax, world-wide Web interactions, Web chat, Web bulletin board, and voice-over-IP types of contacts. Professional services associated with this business include technology assessment, project management, application and software development, telephony integration, installation, system administration, quality assurance testing, and on-going maintenance and support.

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

The following table sets forth for the periods indicated the percentage of sales of certain items from Microlog's consolidated statements of income and retained earnings:

                                                             Three Months Ended                     Nine Months Ended
                                                                   July 31,                               July 31,
                                                              2000          1999                    2000            1999
                                                              ----          ----                   -----            ----
Sales
 Contact Center division ....................................45.2%         50.0%                   47.8%          45.0%
 Old Dominion Systems division.............................. 54.8%         50.0%                   52.2%          55.0%
                                                            ------       -------                 -------        -------

   Total....................................................100.0%        100.0%                  100.0%         100.0%

Costs and expenses

 Cost of sales...............................................75.6%         68.6%                   70.4%          73.3%
 Selling, general, and administrative........................30.1%         23.4%                   24.3%          32.5%
 Research and development ...................................11.1%         12.1%                    8.6%          16.3%
 Restructuring costs........................................  0.0%          0.1%                    0.0%           4.1%
                                                            ------      --------                  ------       --------

   Total...............................................     116.8%        104.2%                  103.3%         126.2%
                                                          --------      --------                --------       --------

Operating loss..............................................(16.8)%        (4.2)%                  (3.3)%        (26.2)%

Net other income ..........................................   0.4%          0.1%                    0.0%           0.5%
                                                           -------       -------                --------       --------

Loss before income taxes....................................(16.4)%        (4.1)%                  (3.3)%        (25.7)%

Benefit (provision) for income taxes.......................   0.0%          0.3%                    0.5%          (0.3)%
                                                           -------        ------                --------       ---------

Net loss.................................................   (16.4)%        (3.8)%                  (2.8)%        (25.4)%
                                                         ==========     =========               =========      =========

Results of Operations

Microlog had a net loss of $504,000 (($.07) per basic and diluted share) for the quarter ended July 31, 2000 and a net loss of $321,000 (($.05) per basic and diluted share) for the nine months ended July 31, 2000. By comparison, Microlog had a net loss of $187,000(($.04) per basic and diluted share) and a net loss of $3.6 million (($.82) per basic and diluted share) for the comparable periods in fiscal year 1999.

The losses for the third quarter of fiscal year 2000 and the nine months ended July 31, 2000 were attributable to the insufficient revenues generated by the Company's Contact Center division. Even though the first two quarters of fiscal year 2000 were profitable, the loss for the third quarter of fiscal year 2000 resulted in a cumulative loss for the fiscal year 2000 nine month period. The Company signed a significant contract near the end of the quarter which will generate in excess of $500,000 of income. This income is expected to be realized over the next two fiscal quarters. The net losses for the comparable periods in fiscal year 1999 were attributable to insufficient sales generated by the Contact Center division and one-time costs incurred in the first quarter of fiscal year 1999 in connection with the restructuring program for the Contact Center division. The losses for the third quarter of fiscal year 1999 and the nine month period ended July 31, 1999 were offset in part by net income of $0.1 million in the third quarter of fiscal year 1999, and $0.5 million in the nine month period ended July 31, 1999, generated by the Old Dominion Systems division.

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

Microlog's response to this has been to increase its research and development in both the uniQue(TM) Contact Center products and unique IVR products to expand its offerings to include Internet-based interactions, and to offer professional turnkey services to the integration of modern customer contact centers. This response has been to address not only traditional voice types of contacts, but also e-mail, fax, Web callback, IP telephony, chat, Web bulletin board, and hardcopy mail, thereby expanding Microlog's addressable market. As a result of this initiative, uniQue V 2.0 was announced and substantially completed as a product offering available for customer trial in the contact center market in January 2000. uniQue V 2.0 was the second in a series of offerings Microlog has developed to provide a comprehensive range of solutions within the contact center market. This open, standards-based product enables companies to route and prioritize phone calls, e-mails, web contacts, faxes, and hardcopy mail and other contact types to the appropriate skilled agent for handling. In connection with its new products, Microlog offers a significant amount of custom engineering services to provide special features, application development, and system integration services to its customers. Microlog believes this approach has resulted in increased sales potential for the Contact Center division due to the trend in corporate process re-engineering in customer relationship management, and in outsourcing of related transactions and application development.

In the first nine months of fiscal year 2000, Microlog has continued to implement its strategy of combining its new interactive response product offerings with expanded professional services offerings to provide more comprehensive solutions to its customers. The objective of this strategy is for Microlog to help its customers to better serve their customers through the implementation of self service and customer interaction applications utilizing: the uniQue IVR voice processing platform enabled by speech recognition; the uniQue contact processing platform for media processing, Web interfaces, and contact prioritization; and services based on the analysis, development, and integration skills developed over the years by Microlog's staff.

Microlog is subject to the risk that its strategy will not be successful. The strategy is dependent on market acceptance of Microlog's new focus and new products, ongoing research and development efforts and sales activities over the near term. In addition, the strategy is also dependent on Microlog's ability to successfully retain and recruit skilled personnel.

Sales

Sales for the quarter ended July 31, 2000 were $3.1 million, which represented a decrease of 38% compared to $5.0 million of sales for the quarter ended July 31, 1999. Sales for the nine months ended July 31, 2000 were $11.6 million, which represented a decrease of 18% compared to $14.1 million of sales for the nine months ended July 31, 1999. The decrease in sales for the comparable quarters was attributable to a decrease of $1.1 million in sales by the Contact Center division and a decrease of $0.8 million in sales by the Old Dominion Systems division. The decrease in sales for the comparable nine month periods was attributable to a decrease of $0.9 million in sales by the Contact Center division and a decrease of $1.6 million in sales by the Old Dominion Systems division.

Contact Center Division Sales

Contact Center sales for the quarter ended July 31, 2000 were $1.4 million, which represented a decrease of 44% compared to $2.5 million of sales for the quarter ended July 31, 1999. Sales for the nine month period ended July 31, 2000 were $5.5 million, which represented a decrease of 14% compared to $6.4 million of sales for the same period in fiscal year 1999. The decrease in sales for the comparable quarters, as well as for the comparable nine month periods, was primarily attributable to sales of $1.1 million in the third quarter of fiscal year 1999 of Microlog's APRS product to Microlog's principal customer in the retail pharmacy market, and a sale of $0.4 million in the third quarter of fiscal year 1999 of Microlog's TIVRA product to a government customer, both of which were only partially replaced by sales of $0.4 million in the third quarter of fiscal year 2000 of Microlog's uniQue IVR product to three new customers and various existing customers.

As of July 31, 2000, Microlog had a backlog of existing orders for Contact Center systems totaling $2.0 million. The backlog as of July 31, 1999, was $1.9 million. Microlog anticipates that approximately $1.4 million of the outstanding orders at July 31, 2000 will be shipped and the sales recognized during fiscal year 2000. Although Microlog believes that its entire backlog of orders consists of firm orders, Microlog's backlog as of any particular date may not be indicative of actual sales for any future period because of the possibility of customer changes in delivery schedules.

Old Dominion Systems Division Sales

Old Dominion Systems sales for the quarter ended July 31, 2000 were $1.7 million, which represented a decrease of 32% compared to $2.5 million of sales for the quarter ended July 31, 1999. Sales for the nine month period ended July 31, 2000 were $6.1 million, which represented a decrease of 21% compared to $7.7 million of sales for the same period in fiscal year 1999. In March 2000, Microlog was informed by the John Hopkins University Applied Physics Laboratory
(APL) that APL had adopted a change in policy regarding contract labor positions and that most of the employees of the Old Dominion Systems division would be offered positions by APL by September 2000. Each employee hired directly by APL, and removed from the contract(s), decreases the sales and profit potential of the Old Dominion Systems division from that source. The impact of this change on Microlog for the balance of fiscal year 2000 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $1.6 million and a reduction in profits of approximately $0.2 million. The impact of this change for fiscal year 2001 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $7.0 million and a reduction in profits of approximately $1.0 million. Microlog's strategy for addressing this issue is to focus on replacing the lost profits, and an increasing portion of the lost sales, through the growth of the Contact Center division. Microlog is subject to the risk that its strategy will not be successful.

As of July 31, 2000, Microlog had a backlog of funding on existing contracts for performance analysis and support services totaling $100,000. By comparison, the backlog as of July 31, 1999 was also $100,000. Microlog's contracts consist primarily of indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount and, therefore, are not included in backlog. Microlog estimates that the entire $100,000 of this backlog at July 31, 2000 will be recognized as sales in fiscal year 2000. Because of the delays inherent in the government contracting process or possible changes in defense priorities or spending, Microlog's backlog as of any particular date may not be indicative of actual sales for any future period. Although Microlog believes that its backlog of funding on existing contracts is firm, the possibility exists that funding for some contracts on which Microlog is continuing to work, in the expectation of renewal, may not be authorized. In addition, the Government has the right to cancel contracts, whether funded or not funded, at any time, although to date this has not occurred.

Costs and Expenses

Cost of sales was $2.3 million or 76% of sales for the quarter ended July 31, 2000, compared to $3.4 million or 69% of sales for the quarter ended July 31, 1999. Cost of sales was $8.2 million or 70% of sales for the nine month period ended July 31, 2000, compared to $10.3 million or 73% of sales for the same period in fiscal year 1999. The increase in cost of sales for the current quarter, as a percentage of sales, was primarily due to decreased sales generated by both divisions of Microlog. The decrease in cost of sales for the current quarter and for the comparable nine month periods, in dollar amount, was primarily due to the restructuring program implemented in fiscal year 1999 in the Contact Center division as well as reduced sales from the Old Dominion Systems division.

Selling, general and administrative expenses were $0.9 million or 30% of sales, for the quarter ended July 31, 2000, compared to $1.2 million, or 23% of sales, for the quarter ended July 31, 1999. Selling, general and administrative expenses were $2.8 million or 24% of sales, for the nine month period ended July 31, 2000, compared to $4.6 million, or 33% of sales, for the same period in fiscal year 1999. The decrease in selling, general, and administrative expenses, in dollar amount was primarily due to the restructuring program implemented in fiscal year 1999 in the Contact Center division. The increase in selling, general, and administrative expenses, as a percentage of revenue, was primarily due to decreased sales generated by the Contact Center division.

Research and development expenses reflect costs associated with the development of applicable software and product enhancements for Microlog's Contact Center products. Microlog believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, Microlog does not anticipate capitalizing research and development costs. Research and development expenses were $342,000, or 11% of sales, for the quarter ended July 31, 2000, compared to $600,000 or 12% of sales, for the quarter ended July 31, 1999. Research and development expenses were $1.0 million, or 9% of sales, for the nine month period ended July 31, 2000, compared to $2.3 million, or 16% of sales, for the same period in fiscal year 1999. The decrease in research and development expenses, in dollar amount and as a percentage of sales, was primarily due to the restructuring program implemented in fiscal year 1999 in the Contact Center division. uniQue development activities have been the major focus in fiscal year 2000 for Microlog's research and development efforts. In fiscal year 1999, research and development was focused on the uniQue and TIVRA products.

Net Other Income (Expense)

Microlog had net other income of $11,000 for the quarter ended July 31, 2000, compared to net other income of $5,000 for the quarter ended July 31, 1999. Microlog had net other income of $4,000 for the nine month period ended July 31, 2000, compared to net other income of $119,000, for the same period in fiscal year 1999. Net other income for the quarter and nine month periods ended July 31, 2000 consisted primarily of interest income, interest expense, and miscellaneous bank fees associated with the renewal of Microlog's credit facility. Net other income for the quarter and nine month periods ended July 31, 1999, consisted primarily of the recognition of the deferred gain on the sale of Microlog's office building in August 1998.

Benefit (Provision) For Income Taxes

For the nine month period ended July 31, 2000, the benefit for income taxes of $56,000 relates to refunds of federal and state income taxes. For the quarter ended July 31, 1999, the benefit for income taxes of $19,000 relates to a refund of state income taxes.

Microlog has exhausted its ability to carry losses back to obtain income tax refunds. Net operating loss and tax credit carry forwards for income tax reporting purposes of approximately $16.9 million and $0.4 million, respectively, will be available to offset taxes generated from future taxable income through 2019. If certain substantial changes in Microlog's ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

Cautionary Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Microlog intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding Microlog's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to its industry, its ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." Microlog cannot promise that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause actual results to be materially different from expectations include those discussed under the caption "Factors That May Effect Future Results of Operations."

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

In March 2000, Microlog was informed by the John Hopkins University Applied Physics Laboratory (APL) that APL had adopted a change in policy regarding contract labor positions and that most of the employees of our Old Dominion Systems division would be offered positions by APL by September 2000. Each employee hired directly by APL, and removed from the contract(s), decreases the sales and profit potential of the Old Dominion Systems division from that source. The impact of this change on Microlog for the balance of fiscal year
2000 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $1.2 million and a reduction in profits of approximately $0.2 million. The impact of this change for fiscal year 2001 is estimated to result in a loss of sales generated by the Old Dominion Systems division of approximately $7.0 million and a reduction in profits of approximately $1.0 million. Microlog's strategy for addressing this issue is to focus on replacing the lost profits, and an increasing portion of the lost sales, through the growth of the Contact Center division.

Microlog is subject to the risk that its strategy will not be successful. The strategy is dependent on market acceptance of Microlog's new focus, services and products, ongoing research and development efforts, and sales activities over the near term. In addition, the strategy is dependent upon Microlog's ability to match costs proportionately with sales. Microlog's fiscal year 2000 operating budget includes significant expenditures related to its development and marketing of its new professional services, uniQue Contact Center product line, and uniQue IVR product line. If Microlog is unable to sustain and grow the associated revenue, Microlog is subject to the risk that it may not make the necessary decisions to reduce expenditures in enough time to avoid severe adverse consequences.

Liquidity and Capital Resources

Microlog had a net loss of $504,000 for the quarter ended July 31, 2000, and a net loss of $321,000 for the nine months ended July 31, 2000, and has an accumulated deficit of $16.9 million at July 31, 2000. The Company signed a significant contract near the end of the quarter which will generate in excess of $500,000 of income, of which $300,000 was collected in August 2000. This income is expected to be realized over the next two fiscal quarters. Microlog's continued existence is dependent upon its ability to generate sufficient cash flows from internal and external sources to meet its operating needs. Management has taken several steps to meet its liquidity requirements for the foreseeable future, including renewing its existing credit facility, restructuring operations to reduce operating expenses to levels commensurate with sales and attracting capital through a private placement transaction. The impact of the estimated loss of sales of $2.8 million generated by the Old Dominion Systems division for fiscal year 2000 is estimated to result in a reduction in cash of approximately $0.7 million. Microlog anticipates that existing cash and cash generated from the Contact Center division will be sufficient to meet its working capital needs for the next 12 months. If the existing cash and cash generated from the Contact Center division is insufficient, Microlog may be required to utilize its line-of-credit facility from Silicon Valley Bank, if available, or to seek other sources of financing. To utilize the line-of-credit facility, Microlog is required to meet certain financial and restrictive covenants, which are discussed below. Microlog has, in the past, been able to secure additional financing to meet its operating requirements, although there can be no assurance that it will be able to continue to do so.

Working capital as of July 31, 2000 was $1.9 million compared to working capital of $1.8 million as of October 31, 1999. The increase was primarily attributable to an increase in accounts receivable of $0.7 million and a decrease in current liabilities of $1.0 million, offset by a decrease in cash and cash equivalents $1.6 million.

Cash and cash equivalents were $1.8 million as of July 31, 2000 compared to cash and cash equivalents of $3.4 million as of October 31, 1999. The decrease was primarily attributable to an increase in accounts receivable of $0.7 million, a decrease in accrued compensation and related expenses of $0.6 million, and a decrease in other accrued expenses of $0.3 million.

Accounts receivable were $1.9 million as of July 31, 2000 compared to accounts receivable of $1.2 million as of October 31, 1999. The increase was primarily attributable to the timing of shipments during the third quarter.

In April 2000, Microlog renewed its revolving line-of-credit facility with Silicon Valley Bank which allows Microlog to borrow up to 75% of its eligible receivables to a maximum of $2,000,000, subject to the right of the bank to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.0% (11.50% at July 31, 2000), and contains a minimum monthly interest charge as well as a monthly collateral fee and an upfront commitment fee of $10,000. If and when Microlog borrows under the line-of-credit, Microlog will be required to grant Silicon Valley Bank warrants to purchase common stock equal to 2% of the commitment amount at an exercise price equal to the market value of Microlog's common stock on the date of the initial borrowing. The line subjects Microlog to a financial covenant of not exceeding consolidated quarterly losses of ($70,000) and ($50,000), respectively, for the second and third quarters of fiscal year 2000, and a requirement for consolidated profitability beginning in the fourth quarter of fiscal year 2000. The line also subjects Microlog to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of Microlog's assets. At July 31, 2000, Microlog was not in compliance with the financial covenant of not exceeding a consolidated quarterly loss of ($50,000) for the third quarter. The bank waived the covenant at July 31, 2000. There was no outstanding debt against this line-of-credit at July 31, 2000.

                           Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  10.1 Employment Agreement dated as of April 1, 2000, between the Company and John C. Mears.

                  10.2 Employment Agreement dated as of April 1, 2000, between the Company and Steven R. Delmar.

                  27.1     Financial Data Schedule.
                  -------------------------

         (b)      Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MICROLOG CORPORATION

                                 By: /s/ John C. Mears
                                     -------------------------------------------
                                     John C. Mears
                                     Co-President, Chief Operating Officer

                                 By: /s/ Kirk E. Isenbart
                                     -------------------------------------------
                                     Kirk E. Isenbart
                                     Principal Accounting Officer and Controller

Date:  September 13, 2000