Form 10-K
period 2000-10-31
MICROLOG CORP
filed 2001-02-08
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000           Commission File No. 0-14880


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

                                 (301) 540-5500
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on January 19, 2001, as reported by the Nasdaq SmallCap Market) was approximately $4.9 million. The Common Stock is traded over-the-counter and quoted through the Nasdaq SmallCap Market.

                 As of January 19, 2001, 7,066,938 shares of the
                  Registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III of this Form 10-K incorporate information by reference to portions of the Company's definitive Proxy Statement to be filed within 120 days after the end of the fiscal year (the "Proxy Statement"). Parts I, II, and IV incorporate information by reference from portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2000 attached as an exhibit hereto (the "Annual Report to Shareholders").

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----

Part I.    Item 1.  Business ....................................................1
           Item 2.  Properties...................................................9
           Item 3.  Legal Proceedings............................................9
           Item 4.  Submission of Matters to a Vote of Security Holders..........9
Part II.   Item 5.  Market for Registrant's Common Equity and
                    Related Stockholder Matters..................................9
           Item 6.  Selected Financial Data......................................9
           Item 7.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................9
           Item 7A. Quantitative and Qualitative Disclosures About Market Risk...9
           Item 8.  Financial Statements and Supplementary Data.................10
           Item 9.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................10
Part III.  Item 10. Directors and Executive Officers of the Registrant..........10
           Item 11. Executive Compensation......................................10
           Item 12. Security Ownership of Certain Beneficial
                    Owners and Management.......................................10
           Item 13. Certain Relationships and Related Transactions..............10
Part IV.   Item 14. Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K.....................................10

Other Matters   ................................................................13

Signatures.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to the Company's industry, the Company's ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." The Company cannot promise you that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause the Company's actual results to be materially different from its expectations include those discussed under the caption "Business--Factors That May Effect Future Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

Unless the context otherwise requires, references in this report to "Microlog" or the "Company" are to Microlog Corporation and its consolidated subsidiaries.

GENERAL

Microlog Corporation is an interactive communications software company that provides advanced Web-based customer interaction management products and services for businesses seeking to better serve their customers. Microlog offers an integrated suite of products and services which blend with existing corporate applications and infrastructure to accomplish both automated response functions, such as interactive voice response, or "IVR," email, and Web, as well as intelligent interactions between customers and contact center agents.
Interactions today include telephone, email, Web chat, Web callback, Web collaboration, Web bulletin board, voice over IP, fax and scanned hardcopy mail.

Microlog caters to businesses and institutions looking to serve their customers through advanced, yet user-friendly customer contact and relationship management systems. This approach advocates retaining or acquiring applications and components which best suit the customer's objectives, while enhancing its customers' experience. Microlog's products and services are designed to serve as middleware to integrate those components (e.g. existing legacy applications, database applications, CRM applications, PBX or ACD switches, Web sites, email servers, IVRs, fax servers) in a way that affords consistent operation across diverse systems and contact types, while preserving investments in the existing components. Microlog's products are Web-centric, which means major functions are accomplished through a central server suite, and only Java-enabled browsers or network computers are required for agent desktop operations. This facilitates lower cost and eases the implementation of distributed operations afforded by Internet technologies.

Microlog's integrated suite of customer contact and relationship management products is called the uniQue(R) (pronounced you-knee-que) family of contact center solutions. This family of solutions includes uniQue RM (Relationship Management), uniQue Web, uniQue eMail, uniQue Voice, uniQue Fax, uniQue VoIP, uniQue CTI, and uniQue IVR. uniQue can be implemented as a total solution, or each family member can be installed as an individual solution for an existing contact center. In addition, businesses can add media types in a modular fashion as they expand their customer contact facilities. For example, customers can start with a telephone solution, add an email solution, then add a web solution, then add a fax solution. This openness and modularity is complemented by uniform and easy-to-use management facilities, as well as comprehensive cross-media statistics and reporting. The name "uniQue" derives from "unified queuing," and this refers to uniQue's ability to allow easy management of multiple media types in one virtual queue, allowing "automated contact distribution," prioritized routing by customer, skills-based routing and multiple campaign management.

To complement its suite of uniQue products, Microlog offers the following services: technology assessment, requirements analysis and documentation, project management, application and software development, system integration, telephony integration, installation, system administration and quality assurance.

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Microlog Corporation of Maryland, Microlog's operating subsidiary, has two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division. The Contact Center Solutions division, whose business generally is described above, represents Microlog's primary focus and product future. Accordingly, the Company is concentrating its investments and efforts on developing the Contact Center Solutions division. The charter of the division is to help the Company's customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management.

Through its Old Dominion Systems division, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a source of sales and profits, the Company believes that its Old Dominion Systems division will not generate significant revenue beginning in the first quarter of fiscal 2001. Revenue generated by the Old Dominion Systems division represented $7.1 million (49%), $10.1 million (56%) and $11.7 million (44%) of Microlog's consolidated revenue for the fiscal years ended October 31, 2000, 1999, and 1998, respectively.

Included in the products of the Contact Center Solutions division is uniQue IVR, which was formerly called both Tivra and Intela. uniQue IVR, which is an interactive voice response software product designed for simultaneous support of multiple interactive voice applications and information solutions, historically has generated significant revenue for Microlog. Although Microlog continues to market, sell and maintain its uniQue IVR product, Microlog believes that uniQue IVR will represent a decreasing portion of Microlog's consolidated revenue in fiscal 2001 and thereafter. Revenue generated by uniQue IVR represented $6.6 million (46%), $7.9 million (44%), and $14.7 million (56%), of Microlog's consolidated revenue for the fiscal years ended October 31, 2000, 1999, and 1998, respectively. Revenue generated in the aggregate by uniQue IVR and the Old Dominion Systems division represented $13.7 million (95%), $18.0 million (100%), and $26.5 million (100%) of Microlog's consolidated revenue for the fiscal years ended October 31, 2000, 1999, and 1998, respectively. Microlog's strategy is to replace the sharply declining revenues of the Old Dominion Systems division and uniQue IVR with increased revenue generated by its newer uniQue products.

As a result, in fiscal 2000, the Company continued to sharpen its focus on the Contact Center Solutions division in general and its uniQue line of products in particular. As a result of changes in its relationship with APL, the Company also substantially discontinued the performance analysis and technical and administrative support services of its Old Dominion System division in fiscal 2000. In fiscal 2001, the Company plans to continue to expand its uniQue sales and marketing efforts, product offerings, and related professional services offerings to provide more comprehensive Contact Center solutions to small- and medium-sized businesses and institutions throughout the United States, primarily in the eastern U.S. Microlog plans to offer its products directly through regional sales representatives, indirectly through OEM and reseller partners, and through hosted or network-based services.

The results of the Company's performance during fiscal years 2000, 1999, and 1998, are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which forms a part of the Annual Report to Shareholders and is incorporated by reference into Item 7 of this Annual Report on Form 10-K. That discussion and analysis should be read in its entirety in conjunction with the discussion of the Company's business in this
Item 1. Information concerning the Company's operations by business segment is hereby incorporated by reference to Note 1 of the "Notes to Consolidated Financial Statements," which forms a part of the Annual Report to Shareholders and is also incorporated by reference into Item 8 of this Report.

CONTACT CENTER SOLUTIONS DIVISION

CUSTOMER RELATIONSHIP MANAGEMENT/CUSTOMER INTERACTION MANAGEMENT INDUSTRY

According to the Gartner Group, Customer Relationship Management, or "CRM," is "a business strategy whose outcomes optimize profitability, revenue and customer satisfaction by organizing around customer segments, fostering customer satisfying behaviors, and implementing customer-centric processes. CRM technologies should enable greater customer insight, increased customer access, more effective customer interactions, and integration throughout all customer channels and back-office enterprise functions." While total CRM involves many processes, applications, and infrastructures, many of which are in the domain of the company choosing to implement a CRM system, a major portion of CRM is the management of customer interactions in conjunction with those processes, applications, and infrastructures. This portion is called Customer Interaction Management or "CIM." Microlog's uniQue products are within the "CIM" industry space and Microlog offers the related professional services required to integrate its CIM products into existing CRM systems to create a total CRM solution.

Although the level of new CRM projects remains reasonably consistent for large organizations, Gartner Dataquest expects to see a significant increase in new projects from the midmarket and small enterprises sector. An analysis of average annual budgets allocated to CRM projects also indicates significant increase in investment over the next two years. To target this growing market, Microlog focuses direct sales on small to medium-sized businesses and institutions.

Gartner analysis indicates "that small enterprises are willing to invest significantly in CRM implementations as a strategic differentiator against their competitors. As a percentage of revenue, the small enterprises are expected to invest twice as much in CRM implementations as the large enterprises segment. Given the large number of new projects slated for the next couple of years in the midmarket and small enterprises segment, this is likely to be a powerful market opportunity...."

Estimates by Gartner Dataquest state that "the North American CRM services market is estimated at $9.6 billion for the year 2000 and is slated to grow at a CAGR of 22.8 percent, reaching $17.8 billion in 2003. Globally, the greatest portion of CRM Services spending will be on application development and integration, business/IT consulting, and to some extent IT outsourcing. Application development and integration will represent 37 percent of spending worldwide, largely because the packaged software application market does not yet meet the needs of the end-user community."

CRM's development across the vertical markets is evidenced by Gartner Dataquest's forecasts showing that the financial services, high-technology (included in manufacturing), telecommunications and utilities industries are among the early adopters of CRM. They have quickly understood the CRM concept and have been willing to make the investments necessary to adopt enterprise-wide solutions. Often, these early adopters are willing to adopt CRM in one of two ways -- by working  with  point  solutions  for  immediate  functionality  or by investing in highly-customized and functional solutions from consultants and systems integrators. Microlog's strategy for addressing this characteristic of the market is to produce a middleware solution that can be highly customized and integrated for a total solution, but at the same time is offered via modular features which present customers with the opportunity to do a phased implementation of "point solutions," growing with upgrades as their needs dictate. Microlog's direct and indirect services provide the consultancy and customization services necessary to the complete solutions customers want. Bolstered by the existing shortage of IT skills in the marketplace, Microlog believes that customers will pay for complete solutions, including consulting and IT services, because their own internal resources are too stretched to accommodate the need for additional projects such as CRM integration.

Gartner states that "While the convergence to a common customer focus through the addition of value-added services is happening across all verticals, how the vertical industries are pursuing this varies. For example, in the high-technology and retail sectors, the focus has been on utilizing the Web to sell to customers and allowing them to customize and configure the products to their needs." In other industries, Microlog has observed that automation of voice contacts is still a primary concern and is often the first option pursued. In any industry where email as a contact type is supported, there is great pressure to manage email load in a more efficient and assured fashion, something that is still not the norm. Microlog believes that, regardless of the industry, every business has to deal with their customers in the fashion which best suits that business. This has led Microlog to a cross-industry product and services approach, with a highly configurable and modular set of uniQue offerings for the direct sales channel. To the extent that indirect channels tend to focus more on specific industries, their offerings can be packaged and less configurable, and their hosted services are even more packaged to appeal to a higher volume of small customers without need of a significant amount of customization.

UNIQUE(R)

Microlog's uniQue family of products offers open architecture, cross platform solutions for customer contact centers. uniQue is designed for the contact center with 5 to 1,000 agents and integrates all of the contact center's telephony, computer and business applications. uniQue is designed for the contact center manager and offers the agent tools necessary to handle customer interactions.

Microlog's  uniQue product is in its second major release phase.  uniQue release
1.5 was first demonstrated in September 1998, and was generally available in November 1998. The function of this release was limited to telephone call control, although the current functions of management, statistics, and the agent interface were available at that time in a more limited implementation.

uniQue 2.0.0, which adds the other major media contact types (discussed below) and major functional enhancements, went into limited availability trial testing in September 1999. uniQue 2.0.0 was generally available as of February 2000. uniQue 2.1.0 was generally available as of September 2000 and 2.1.1 was generally available as of October 2000. Work on subsequent releases is continuing, along with specific custom extensions of the product based on customer requests. Four customers have been fully installed and are operational on the uniQue 2.1 release, and two others are currently being installed.

THE UNIQUE PRODUCT INCLUDES THE FOLLOWING FEATURES:

MULTIPLE MEDIA - uniQue accepts and intelligently routes all customer contacts, whether from a traditional telephone call, Web contact, email, facsimile, or even simple postal mail. By accepting any type of contact from the customers, uniQue becomes the single source repository of all customer interaction providing the user with a powerful information tool that summarizes customer behavior and provides customer satisfaction.

CONTACT PRIORITIZATION - In addition to handling all types of media, uniQue prioritizes the contact based upon the rules established by the contact center manager in order to ensure that all of the customers are handled in the most appropriate manner, such as servicing the most important customers first.

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

EASY   CONFIGURATION  AND  REMOTE   ADMINISTRATION  -  Being  a  Web-based  Java
application hosted on the uniQue server, uniQue offers the contact center management zero administration at the agent's workstation. uniQue is loaded only once and, each time an agent logs into the application, the uniQue applet is downloaded to the agent's workstation eliminating any agent workstation configuration or administration.

WEB-BASED SYSTEM - Consistent with the concept of open systems, uniQue operates on any agent computer with any operating system provided there is a properly configured Java-enabled Web browser on the agent's desktop. This frees the user from being tied to a single computer environment, system architecture or operating system. uniQue will operate in an environment where there may be multiple types of computers. The open system approach provides flexibility to a contact center's computing requirements and simplifies the task of integration.

REPORTING - uniQue includes a powerful statistical data capturing and reporting component. Contact center managers can generate any number of statistical reports from the system. uniQue stores each customer contact along with the detailed information about the contact. Detailed information which uniQue can store includes, among other information: contact type, contact duration, agent wrap-up time, total contact length, contact outcome, contact result and contact reason. With uniQue, contact center managers are able to develop their own reports which summarize agent productivity, contact center accomplishments, and even business success statistics.

UNIQUE IVR(TM)

The uniQue IVR (formerly Tivra) platform is a Contact Center Solutions product designed for simultaneous support of multiple interactive voice applications and information solutions. Prices for uniQue IVR systems are dependent on the number of ports in the system (from 4 to over 1,000), the amount of voice storage, the need for additional equipment, and the time needed to develop a customized application.

uniQue IVR is based on an Intel Pentium(R) hardware platform utilizing a Microsoft NT(R) operating system with a Graphical User Interface (GUI) for application development. The uniQue IVR system has a non-proprietary open architecture. uniQue IVR also supports text-to-speech, speech recognition, remote and local databases, host connectivity, Web and fax.

Each uniQue IVR system incorporates servers with hard disk storage and several voice cards. By increasing the number of voice cards and the number of servers, the Company can configure the IVR systems with a greater number of ports and hours of message storage. Depending upon customer specifications, systems are provided as desktop or rack mounted units. These units can be networked to create a larger system with thousands of ports, and they can be configured to run on -48 volt DC power supply for use in a Central Office (CO).

The uniQue IVR architecture supports a variety of configurations that meet varying functional, processing, and voice port and storage needs. This platform is designed for simultaneous support of multiple applications, including both voice response and voice messaging services. The uniQue IVR system includes a monitor, keyboard, and printer. These are used to program the system, organize the storage of information (which will be accessible to users), produce reports, and monitor system activity. Customers that contract for the Company's system maintenance services also purchase modems so that the Company can perform remote diagnostic procedures.

SALES AND MARKETING

The sales model for uniQue is direct at first, with indirect sales over time. The direct sales experience is important to the first phases of the product roll-out in order to provide responsive service to customers, to obtain direct feedback on the usability and marketability of the product as initially conceived, and to allow the Company to develop a certification program for indirect sales representatives to ensure that the product will be properly represented and supported. The indirect channel development will be important to building sales volume beyond the capabilities of the current direct sales staff to reach some market segments. Indirect sales methods could range from simple lead sharing in informal partnership arrangements to formal value added remarketer representation of the product, to actual packaging of the product under another brand, which is referred to as an original equipment manufacturer, or "OEM," relationship. Microlog is currently seeking appropriate indirect relationships within this spectrum of possibilities, and we believe that indirect sales will represent a key to the long-term success of uniQue. The Company initiated its first OEM relationship late in fiscal 2000 and plans to add an expanding group of indirect partners beginning in fiscal 2001. The Company plans that indirect partners will begin to make sales of uniQue during fiscal 2001.

During fiscal 2000, the Company increased it sales and marketing team from six employees as of November 1, 1999 to seven employees and one indirect partner as of October 31, 2000. The Company has further expanded its sales and marketing team in the first quarter of fiscal 2001, which currently consists of eight employees primarily located in the Washington-Baltimore metropolitan area, including an experienced Vice President of Sales & Marketing. Sales personnel are also located in New Jersey and Georgia. This team will focus on direct sales, technology partners, and value-added resellers of the Company's products in the eastern United States. Sales and marketing activities will continue to focus on certain markets, including contact centers, utilities, and Federal, state and local governments.

The Company compensates its direct and distribution sales personnel through a base salary plus commission, which generally represents a percentage of the net sales for which the sales personnel is responsible.

SERVICES

The Company provides limited warranties for parts and labor on its products ranging from 90 days to two years from the date of delivery. The Company also offers its customers annual maintenance contracts under which the Company maintains and services the systems. Annual maintenance fees generally are established as a percentage of the purchase price of the system and can vary depending on the scope of coverage, which ranges from normal business hours to 24-hour or weekend assistance.

The Company generally performs maintenance for its interactive communications systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog has partnered with a national subcontractor to perform on-site maintenance over its interactive communications systems nationwide. The Company operates a hotline which customers with maintenance contracts may use to request assistance or to ask questions concerning operation of the Company's interactive communications systems. Microlog can perform many diagnostic procedures remotely and, historically, has been able to correct many of the difficulties experienced by its customers through telephone consultation. International maintenance is performed by a third party distributor and is supported by Microlog service personnel in Germantown, Maryland.

Microlog also offers a variety of other services to its customers. Microlog will customize interactive communications and contact center systems to a customer's specific needs by designing application software, or by making appropriate changes in the underlying source code of any of Microlog's products. The Company may charge for this service on a time and materials basis, or may include the service in the price of the system being sold. Training on system operations also is offered to customers. In addition, the Company generally provides certain improvements to its software modules to customers who contract for its system maintenance services.

COMPETITION

The market for our products is highly competitive and the Company believes that competition will intensify. Our competition currently comes from several different market segments, including telecommunications equipment vendors, computer telephony platform developers, stand alone point solutions and application providers.

Some competitors are established telephony vendors and have added the new media types to their ability to process telephony. These include Avaya, Inc. (formerly Lucent), Nortel Networks, and Aspect Communications as examples. Traditional CTI vendors have added this capability to their offerings, an example of which is Genesys (Alcatel).

Stand alone point solution companies competing in this space include Interactive Intelligence Inc., Acuity Corporation (which was acquired by Quintus Corporation), Cosmocom, Inc., eGain Communications Corporation, eShare
Communications Corporation, Sideware, and Apropos Technology. Application provider competitors include Siebel Systems, Nortel Networks (Clarify), and Peoplesoft (Vantive) as examples. Additionally, network component companies are also interested in the market, most notably Cisco Systems with its acquisitions of Webline (Internet based contact management), Geotel Communications Corporation (Network routing) and Summa Four, Inc. (traditional telephony switches).

BACKLOG

As of October 31, 2000, the Company had a backlog of existing orders for the Contact Center Solutions division totaling $1.7 million. By comparison, the backlog, as of October 31, 1999, was $2.8 million. The Company has at various times in the past experienced, and in the future may experience, fluctuations in its backlog attributable to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at October 31, 2000 will be shipped and the sales recognized during fiscal 2001. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

RESEARCH AND DEVELOPMENT AND PRODUCT ENGINEERING

Research and development expenses for fiscal 2000 were focused on the broader uniQue family, with incremental investments in the uniQue IVR product. uniQue 2.0, 2.1.0 & 2.1.1 were released in fiscal 2000, with additional capabilities in e-mail handling, Web call-back, Web chat, Web bulletin board, collaboration, security enhancements, statistics collection, management, and reporting. uniQue IVR enhancements were in the areas of specific custom and re-usable application extensions for individual customers. The Company, in providing special features, application development, and system integration services to its customers, undertakes a significant amount of custom engineering. The Company is subject to the risk that it may not have the financial resources to maintain a competitive research and development strategy.

The following table sets forth for the periods indicated the Company's research and development expenditures and the percentage of interactive communications net sales represented by these expenditures.

                      RESEARCH AND DEVELOPMENT EXPENDITURES

                    (In thousands, except percentage amounts)

                                                       YEAR ENDED OCTOBER 31,
                                                       ----------------------

                                                       2000     1999    1998
                                                       ----     ----    ----

     Research and development expense                 $1,350   $2,870  $3,256

     Percentage of Contact Center Solutions sales        18%      36%     22%

Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

MANUFACTURING AND OPERATIONS

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company's systems are primarily in the software provided with the equipment and in the specific applications development designed for the customer. Systems are built to order as they vary in size and sophistication of software modules. Equipment assembly, along with testing and quality control, are performed at its Germantown, Maryland facility. Microlog currently has four employees in its manufacturing group. The Company generally uses standard parts and components obtained from a variety of computer vendors and specially configures these components to produce the hardware for its systems. Certain components used in the Company's products are presently available from limited sources. To date, the Company has been able to obtain supplies of these components at reasonable prices and in a timely manner from these sources.

SOFTWARE PROTECTION, TECHNOLOGY LICENSES, AND TRADEMARKS FOR THE CONTACT CENTER SOLUTIONS DIVISION

The Company regards its software as proprietary and has implemented legal and practical protective measures in an effort to ensure that the software retains that status. The Company derives protection for its software by licensing only the object code to customers and keeping the source code confidential. Like many other companies in the interactive communications industry, Microlog does not have patent protection for its software, although some of the inventions for which Microlog has received and applied for patents can be implemented in software. The Company, therefore, relies upon the copyright laws to protect against unauthorized copying of the object code of its software, and upon copyright and trade secret laws for the protection of the source code of its software. Despite this protection, competitors could copy certain aspects of the Company's software or hardware or obtain information which the Company regards as a trade secret.

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

EVR, Microlog, Truant, CINDI, ProNouncer, CallStar, CallStar FXD, APRS, Connecting People to a World of Information, The Automated Collector, and uniQue are all registered trademarks owned by the Company. uniQue Agent, The Best Seat In The House, Strategic Team of Elite Partners, and The Global Call Center Company are all trademarks or service marks which are the subject of applications for registration owned by the Company which are pending in the United States Patent and Trademark Office (PTO). INTEL Corporation filed oppositions with the PTO Trademark Trial and Appeal Board against the Company's federal trademark applications for the marks Intela, VCS Intela, Intelaware, Intelaview, and Intelapowerdial (the "Intela marks"). This consolidated opposition proceeding has been settled and, under the terms of the settlement agreement, the Company has abandoned its applications for and ceased use of the Intela marks. Products formerly branded with the Intela marks are now branded with the Company's "uniQue IVR" family of marks.

The Company is currently using, and claims unregistered trademark rights in, the following additional, unregistered marks: uniQue IVR, uniQue IVR-ware, uniQue IVR Powerdial, Voice Connect, Genesis, Voice Path, VCS 3500, Retail Solutions, RLT, and Release Line Trunking. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any of the Company's patents, trademarks or copyrights can be successfully enforced or defended.

OLD DOMINION SYSTEMS DIVISION

GENERAL

Since the early 1970s, the Company has been providing performance analysis and technical and administrative support services, principally in the form of data processing and analysis, engineering and scientific analysis, and computer services, to government and commercial customers. These services, which compose the Company's original business, are provided through Old Dominion Systems, a division of Microlog Corporation of Maryland. The principal customer for the Company's performance analysis and technical and administrative support services is The Johns Hopkins University's Applied Physics Laboratory (APL), a United States Navy contractor, for which the Company has been performing services since 1972. Sales from contracts with APL accounted for 49%, 56%, and 44% of the Company's sales for fiscal years 2000, 1999, and 1998, respectively. Although this segment of the Company has historically provided a stable source of sales and profits, due to a change in policy regarding contract labor positions by APL, the Company will no longer provide significant services to APL beginning in the first quarter of fiscal 2001.

SERVICES

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

BACKLOG

As of October 31, 2000, the Company had no backlog of funding on existing contracts for Old Dominion Systems. By comparison, the backlog as of October 31, 1999 was $0.4 million. The Company's existing contracts are indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount, and therefore are not included in backlog. The Company expects to continue to provide a minimal amount of services to APL in fiscal year 2001.

GOVERNMENT REGULATION FOR THE OLD DOMINION SYSTEMS DIVISION

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

COMPANY EMPLOYEES

At January 19, 2001, the Company's two divisions employed a total of 89 persons, including two part-time employees. Of these personnel, 63 worked in the Company's Contact Center Solutions division and 26 worked in the Old Dominion Systems division. Three individuals in the Contact Center Solutions division serve as officers or managers or perform administrative services for both divisions of the Company.

The Company believes that its success will continue to depend, in part, on its ability to attract and retain skilled sales and marketing, technical, and management personnel. Because of the high turnover rate typically associated with sales and marketing personnel, the Company anticipates that it will need to replace some of the sales and marketing personnel who do not meet the Company's performance expectations. The Company has not experienced any significant difficulty in hiring qualified technical personnel. Neither of the Company's divisions is a party to a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company has been experiencing reduced demand, increased competition, and reduced margins in the interactive voice response area, which was a major thrust of the Company prior to the development of the uniQue product family. The
Company  attributes  the  decline  in IVR sales to market  forces.  The  Company believes that interactive voice response systems in general, and certain vertical sub-segments of this market in particular, are in the maturing phase of market evolution for stand-alone systems. Accordingly, competition has increased, industry consolidation is on-going, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IVR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in increased margin pressure and greater difficulty in making sales directly. The Company's response to this has been to increase its R&D in the uniQue product family to address the larger opportunity in customer relationship management associated with corporate contact centers, and to offer professional turnkey services associated with the integration of those modern customer contact centers. This addresses not only traditional voice types of contacts, but also e-mail, fax, Web callback, IP telephony, chat, Web bulletin board, and hardcopy mail, thereby expanding the Company's addressable market. The Company believes that this approach yields sales potential due to the trend in corporate process re-engineering in customer relationship management, and in outsourcing of related transactions and application development.

In fiscal 2001, the Company's Contact Center Solutions strategy for addressing the market trends will be to expand its sales and marketing efforts, uniQue product offerings, and its professional services offerings to provide more comprehensive solutions to its customers and in different ways. Microlog will offer its products directly through regional sales representatives, indirectly through OEM and reseller partners, and through hosted or network-based services. Both product features and services offerings will be augmented as appropriate to facilitate marketing and sales through the various means.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company's new focus and new products, ongoing research and development efforts and sales and marketing activities over the near term. In addition, the new strategy is also dependent on the Company's ability to successfully retain and recruit skilled personnel.

ITEM 2.  PROPERTIES

The Company presently leases and occupies the 24,000 square foot building in Germantown, Maryland, which it uses for its principal executive offices and its interactive communications operations center. In September 1999, the Company entered into a 10-year lease commitment on the building which extends through 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to minimal market risks. We are exposed to interest rate risk related to any borrowings under our line of credit. There were no borrowings outstanding under our line of credit as of October 31, 2000. Our market risk sensitive instruments do not expose us to material market risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company, including Consolidated Statements of Operations for the fiscal years ended October 31, 2000, 1999, and 1998, Consolidated Balance Sheets as of October 31, 2000, 1999 and 1998, Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended October 31, 2000, 1999, and 1998, Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2000, 1999, and 1998, and Notes to Consolidated Financial Statements, together with the report thereon of Grant Thornton dated December 8, 2000, and the report thereon of PricewaterhouseCoopers LLP, dated March 17, 1999, are incorporated herein by reference to pages 6 through 18 of the Company's Annual Report to Shareholders.

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

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following financial statements are included on pages 5 through 20 of the Annual Report to Shareholders and are incorporated herein by reference.

        Consolidated Statements of Operations for the fiscal years ended October 31, 2000, 1999, and 1998

        Consolidated Balance Sheets as of October 31, 2000, and 1999

        Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended October 31, 2000, 1999, and 1998

        Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2000, 1999, and 1998

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

(b)      Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the fourth quarter of its 2000 fiscal year.

(c)  Exhibits.

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

         10.2 Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 3/

         10.3     Microlog Corporation 1995 Employee Stock Option Plan 4/

         10.4     Sub-contracting   Agreement   with   Aspect Telecommunications
                  Corporation 5/

         10.5     Sub-contracting Agreement with Applied Physics Laboratory 5/

         10.6     Loan and Security Agreement with Silicon Valley Bank 6/

         10.7 Amendment to the Loan and Security Agreement with Silicon Valley Bank 7/

         13 Annual Report to Shareholders for the fiscal year ended October 31, 2000 7/

         22       Subsidiaries of the Company 7/

         23.1     Consent of Grant Thornton LLP 7/

         23.2     Consent of PricewaterhouseCoopers LLP 7/

         27.1     Financial Data Schedule 7/

---------

1/ Filed as Exhibits 3.1, 3.2 and 4.1, respectively to Registration Statement on
   Form S-1, File No. 33-31710, and incorporated herein by reference.

2/ Filed as Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended
   October 31, 1991 and incorporated herein by reference.

3/ Filed as Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended
   October 31, 1993 and incorporated herein by reference.

4/ Filed  as  Exhibit  10.6 to  Registration  Statement  on Form  S-8,  File No.
   333-07981 and  incorporated  herein by reference.

5/ Filed as Exhibits 10.12 and 10.13, respectively to Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.

6/ Filed as Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended
   October 31, 1992 and incorporated herein by reference.

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

        F-1, SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)



                                                                  Balance                                   Balance
Fiscal Year Ended 10/31/00                                        11/01/99     Additions      Deletions     10/31/00
-----------------------------------------                         --------     ---------      ---------     --------

Receivables
    Allowance for Doubtful Accounts                                   150             10            35          125

Inventory
    Reserve for Obsolescence                                          488            140           291          337

Income Taxes
    Valuation Allowance                                             8,315            385             0        8,700

                                                                  Balance                                   Balance
Fiscal Year Ended 10/31/99                                        11/01/98     Additions      Deletions     10/31/99
----------------------------------------                          --------     ---------      ---------     --------

Receivables
    Allowance for Doubtful Accounts                                   144            100            94          150

Inventory
    Reserve for Obsolescence                                        1,644            309         1,465          488

Income Taxes
    Valuation Allowance                                             6,400          1,915             0        8,315


                                                                  Balance                                   Balance
Fiscal Year Ended 10/31/98                                        11/01/97     Additions      Deletions     10/31/98
----------------------------------------                          --------     ---------      ---------     --------

Receivables
    Allowance for Doubtful Accounts                                   152             29            37          144

Inventory
    Reserve for Obsolescence                                          345          1,299             0        1,644

Income Taxes
    Valuation Allowance                                             1,966          4,434             0        6,400


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                                  INFORMATION


To the Board of Directors and Stockholders
Microlog Corporation

In connection with our audit of the consolidated financial statements of Microlog Corporation referred to in our report dated December 8, 2000, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended October 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Vienna, Virginia
December 8, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Germantown, State of Maryland, on January 29, 2001.

                                      MICROLOG CORPORATION

                                      By   /s/ John C. Mears
                                           -------------------------------------
                                           John C. Mears
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         /s/ John C. Mears                               January 29, 2001
------------------------------------
John C. Mears
President and Chief Executive Officer
(Principal Executive Officer)


         /s/ Kirk E. Isenbart                            January 29, 2001
------------------------------------
Kirk E. Isenbart
Controller
(Principal Accounting and Financial Officer)


         /s/ David M. Gische                             January 29, 2001
--------------------------------------------
David M. Gische
Chairman of the Board and Director

         /s/ Robert E. Gray, Jr..                        January 29, 2001
--------------------------------------------
Robert E. Gray, Jr.
Director


         /s/ David B. Levi                               January 29, 2001
--------------------------------------------
David B. Levi
Director

         /s/ Joe J. Lynn                                 January 29, 2001
--------------------------------------------
Joe J. Lynn
Director

         /s/ John J. Sickler                             January 29, 2001
--------------------------------------------
John J. Sickler
Director

         /s/ Randall P. Gaboriault                       January 29, 2001
--------------------------------------------
Randall P. Gaboriault
Director