Form 10-Q
period 2001-01-31
MICROLOG CORP
filed 2001-03-19
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2001
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

                                  301-540-5500
              (Registrant's telephone number, including area code)

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

                As of March 14, 2001, 7,066,938 shares of common
                             stock were outstanding.

                              MICROLOG CORPORATION

                                      INDEX

                                      -----


                                                                                                        Page
                                                                                                        ------
Part I.           Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of January 31, 2001

                             and October 31, 2000.........................................................1

                           Consolidated Statements of Operations for the Three

                             Months ended January 31, 2001 and January 31, 2000  .........................2

                           Consolidated Statements of Cash Flows for the Three

                             Months ended January 31, 2001 and January 31, 2000 ..........................3

                           Notes to Consolidated Financial Statements.....................................4



         Item 2.           Management's Discussion and Analysis of Financial

                           Condition and Results of Operations............................................5



Part II.          Other Information.......................................................................

                           Exhibits and Reports on Form 8-K...............................................10



Signatures................................................................................................10


                          Part I. FINANCIAL INFORMATION


Item 1. Financial Statements

                              MICROLOG CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  (Unaudited)
                                                                  January 31,  October 31,
                                                                     2001         2000
Assets:
Current assets:
    Cash and cash equivalents                                     $    755    $  1,604
    Receivables, net                                                 1,581       1,628
    Inventories, net                                                   347         278
    Other current assets                                               438         232
                                                                  --------    --------
          Total current assets                                       3,121       3,742

Fixed assets, net                                                      763         780
Other assets                                                           176         196
                                                                  --------    --------
          Total assets                                            $  4,060    $  4,718
                                                                  ========    ========
Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable                                              $    215    $    398
    Accrued compensation and related expenses                          841       1,054
    Deferred revenue                                                   178         436
    Other accrued expenses                                             418         158
                                                                  --------    --------
          Total current liabilities                                  1,652       2,046

Deferred officers' compensation                                        128         132
Other liabilities                                                       83          97
                                                                  --------    --------
          Total liabilities                                          1,863       2,275

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                      --          --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       7,668,808 and 7,668,808 shares issued and 7,066,938
       and 7,066,938 outstanding                                        77          77
    Capital in excess of par value                                  20,630      20,630
    Treasury stock, at cost, 601,870 SHARES                         (1,177)     (1,177)
    Accumulated deficit                                            (17,333)    (17,087)
                                                                  --------    --------
    Total stockholders' equity                                       2,197       2,443
                                                                  --------    --------
    Total liabilities and stockholders' equity                    $  4,060    $  4,718
                                                                  ========    ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)S

                                                                              FOR THE THREE MONTHS
                                                                               ENDED JANUARY 31,
                                                                             2001                2000
                                                                       ----------------    ----------------
Sales                                                                     $  2,609            $  4,167

Costs and expenses:
    Cost of sales                                                            1,483               2,986
    Selling, general and administrative                                      1,055                 823
    Research and development                                                   365                 331
                                                                   ----------------    ----------------

                                                                             2,903               4,140
                                                                   ----------------    ----------------

Operating (loss) income                                                       (294)                 27

Net other income (expense)                                                      48                 (10)
                                                                   ----------------    -----------------

(Loss) income before income taxes                                             (246)                 17

Benefit for income taxes                                                   ---                      56
                                                                   ----------------    ----------------

Net (loss) income                                                             (246)                 73

Accumulated deficit:
     at beginning of period                                                (17,087)            (16,612)
                                                                   -----------------   -----------------

     at end of period                                                    $ (17,333)          $ (16,539)
                                                                   =================   =================

Basic weighted average shares outstanding                                    7,067               6,979
                                                                   ----------------    ----------------
Diluted weighted average shares outstanding                                  7,067               6,979
                                                                   ----------------    ----------------

Basic (loss) income per share                                            $   (0.03)           $   0.01
Diluted (loss) income per share                                          $   (0.03)           $   0.01

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                FOR THE                   FOR THE
                                                                             THREE MONTHS              THREE MONTHS
                                                                                 ENDED                     ENDED
                                                                           JANUARY 31, 2001          JANUARY 31, 2000
                                                                         ----------------------    ----------------------

Cash flows from operating activities:

     Net (loss) income                                                       $      (246)               $       73
     Adjustments to reconcile net (loss) income to net
      cash used in operating activities:
         Depreciation                                                                 82                        97
         Amortization of goodwill and licenses                                ---                               35
         Changes in assets and liabilities:
            Receivables                                                               47                      (812)
            Inventories                                                              (69)                      (92)
            Other assets                                                            (186)                     (231)
            Accounts payable                                                        (183)                      (80)
            Accrued compensation and related expenses                               (213)                     (411)
            Deferred revenue                                                        (258)                      (30)
            Other accrued expenses                                                   246                        (6)
            Deferred officers' compensation                                           (4)                       (5)
                                                                   -----------------------   -----------------------

      Net cash used in operating activities                                         (784)                   (1,462)
                                                                   -----------------------   -----------------------

Cash flows from investing activities:
     Purchases of fixed assets                                                       (65)                      (45)
                                                                   -----------------------   -----------------------

      Net cash used in investing activities                                          (65)                      (45)
                                                                   -----------------------   -----------------------

Cash flows from financing activities:
     Exercise of common stock options                                         ---                               14
                                                                   ----------------------    ----------------------

     Net cash provided by financing activities                                ---                               14
                                                                   ----------------------    ----------------------

Cash and cash equivalents:
     Net decrease during period                                                     (849)                   (1,493)
     Balance at beginning of period                                                1,604                     3,425
                                                                   ----------------------    ----------------------

     Balance at end of period                                                 $      755               $     1,932
                                                                   ======================    ======================

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2001 (UNAUDITED) AND OCTOBER 31, 2000

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at January 31, 2001 and October 31, 2000, and the results of their operations and their cash flows for the three month period ended January 31, 2000. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 2000.


Note 1 - Inventories (in thousands)
-----------------------------------

                                                                            (UNAUDITED)
                                                                             JANUARY 31,          OCTOBER 31,
                                                                                2001                 2000
                                                                          ----------------     ----------------
Inventories consist of the following:
       Components                                                                $    490             $    494
       Work-in-process and finished goods                                             174                  121
                                                                          ----------------     ----------------

                                                                                      664                  615
       Less: reserve for obsolescence                                                (317)                (337)
                                                                          ----------------     ----------------

                                                                                 $    347             $    278
                                                                          ================     ================

Note 2 - Fixed Assets (in thousands)
------------------------------------

                                                                            (UNAUDITED)
                                                                            JANUARY 31,          OCTOBER 31,
                                                                                2001                 2000
                                                                          ----------------     ----------------
Fixed assets consist of the following:
       Office furniture and equipment                                           $   2,436            $   2,373
       Leasehold improvements                                                          58                   58
                                                                          ----------------     ----------------

                                                                                    2,494                2,431
       Less: accumulated depreciation and amortization                             (1,731)              (1,651)
                                                                          ----------------     ----------------

                                                                                 $    763             $    780
                                                                          ================     ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words
"anticipate," "believe," "estimate," "expect," "intend," "may," "plan" and "will," as they related to the Company or its management, are intended to identify these forward-looking statements. All statements regarding the Company's expected financial position, operating results and liquidity needs, business strategy, financing plans, forecasted trends relating to its industry, its ability to realize anticipated cost savings and similar matters are forward-looking statements. The Company cannot promise that its expectations expressed or implied in these forward-looking statements will turn out to be correct. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and the audited financial statements and related notes thereto.

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

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Microlog Corporation of Maryland, Microlog's operating subsidiary, has two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division. The Contact Center Solutions division, whose business is generally described above, represents Microlog's primary focus and product future. Accordingly, the Company is concentrating its investments and efforts on developing the Contact Center Solutions division. The charter of the division is to help the Company's customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management.

The Old Dominion Systems division provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a stable source of sales and profits, the Company expects that this division will no longer generate significant revenue for the Company beginning in the second quarter of fiscal 2001.

The following table shows the percentage of revenues of certain items from Microlog's consolidated statements of operations:

                                                                Three Months Ended
                                                                   January 31,
                                                              2001              2000
                                                              ----              ----
Sales

 Contact Center Solutions.......................................69.7%            46.4%
 Old Dominion Systems...........................................30.3%            53.6%
                                                             --------          -------

   Total                                                       100.0%           100.0%

Costs and expenses

 Cost of sales..................................................56.8%            71.7%
 Selling, general, and administrative...........................40.4%            19.8%
 Research and development.......................................14.0%             7.9%
                                                             --------          -------

   Total.......................................................111.2%            99.4%

Operating (loss) income .......................................(11.2)%            0.6%

Net other income (expense) ......................................1.8%            (0.2)%
                                                             --------          -------

(Loss) income before income taxes...............................(9.4)%            0.4%

Benefit for income taxes.........................................0.0%             1.4%
                                                              -------         --------

Net (loss) income ..............................................(9.4)%            1.8%

Results of Operations

The Company had a net loss of $246,000 (($.03) per basic and diluted share) for the quarter ended January 31, 2001. By comparison, the Company had net income of $73,000 ($.01 per basic and diluted share), for the quarter ended January 31, 2000. The net loss of $246,000 for the first quarter of fiscal 2001 was attributable to insufficient sales generated by the Contact Center Solutions division and to significant sales and marketing expenses that were incurred as the Company continues to build the Contact Center Solutions division sales force and expand the division's marketing programs. The loss generated by the Contact Center Solutions division was offset in part by $0.2 million of net income generated in the first quarter of fiscal 2001 by the Company's Old Dominion System division. By comparison, the net income of $73,000 for the first quarter of fiscal 2000 was primarily attributable to reduced expenses in the Company's Contact Center Solutions division due to the restructuring program implemented in fiscal 1999.

Sales

Sales for the quarter ended January 31, 2001 were $2.6 million, which represented a decrease of 37%, compared to $4.2 million of sales for the quarter ended January 31, 2000. This decrease was attributable to a decrease in Contact Center Solutions sales of $0.1 million and a decrease in Old Dominion Systems sales of $1.5 million.

Contact Center Solutions Sales

Contact Center Solutions sales for the quarter ended January 31, 2001 were $1.8 million, which represented a 6% decrease, compared to $1.9 million for the quarter ended January 31, 2000. The decrease was due to a decrease in IVR sales from $1.9 million to $1.4 million, the effect of which was offset by an increase in uniQue sales from $0 to $0.4 million. The decrease in IVR sales was primarily attributable to a $0.4 million sale to a government customer in the first quarter of fiscal 2000 that was not replaced in the first quarter of fiscal 2001. Sales of uniQue products of $0.4 million in the first quarter of fiscal 2001 included two new customers.

As of January 31, 2001, the Contact Center Solutions division had a backlog of existing orders totaling $1.0 million. The backlog as of January 31, 2000 was $2.6 million. The decrease was primarily attributable to a delay in the annual renewal of a $1.3 million maintenance contract. The contract historically had been booked and included in backlog in the first fiscal quarter of prior years, but was not booked or included in backlog in fiscal 2001 until the beginning of the second fiscal quarter. The Company has experienced fluctuations in its backlog at various times in the past primarily to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at January 31, 2001 will be shipped and the sales recognized during fiscal 2001. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the backlog as of any particular date may not be indicative of actual sales for any future period.

Old Dominion Systems Sales

Old Dominion Systems sales for the quarter ended January 31, 2001 were $0.8 million, which represented a decrease of 64%, compared to $2.2 million for the quarter ended January 31, 2000.

The Old Dominion Systems division provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a stable source of sales and profits, the Company expects that this division no longer will generate significant revenue for the Company beginning in the second quarter of fiscal 2001.

As of January 31, 2001, the Old Dominion Systems division had no backlog of funding on existing contracts. By comparison, the backlog as of January 31, 2000 was $0.4 million. The Company's existing Old Dominion Systems contracts are indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount, and therefore are not included in backlog. The Company has two Old Dominion Systems contracts, each of which is with APL. These agreements, which expire in fiscal 2001, are not expected to generate significant revenue for the Company.

Costs and Expenses

Costs of sales was $1.5 million or 56.8% of sales for the quarter ended January 31, 2001, compared to $3.0 million or 71.7% of sales for the quarter ended January 31, 2000. The decrease was primarily due to reduced operations and number of employees of the Old Dominion Systems division.

Contact Center Solutions Costs and Expenses

Cost of sales was $1.0 million or 56% of Contact Center Solutions sales for the quarter ended January 31, 2001, compared to $1.1 million or 58% of Contact Center Solutions sales for the quarter ended January 31, 2000. The decrease was primarily due to increased sales of the Company's uniQue products, which have a lower cost of sales than the Company's IVR products.

Selling, general and administrative expenses were $1.0 million or 56% of Contact Center Solutions sales, for the quarter ended January 31, 2001, compared to $0.6 million, or 32% of Contact Center Solutions sales, for the quarter ended January 31, 2000. The increase was primarily due to additional expenses for sales and marketing as the Company continues to build its sales force and expand its marketing programs.

Research and development expenses for Contact Center Solutions reflect costs associated with the development of applicable software and product enhancements for the products of the Contact Center Solutions division. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $365,000, or 14% of sales, for the quarter ended January 31, 2001, compared to $331,000, or 8% of sales, for the quarter ended January 31, 2000. The increase in research and development expenses, as a percentage of sales, was primarily due to reduced sales in the first quarter of fiscal 2001.

The Company expects that research and development expenses for fiscal 2001 generally will be focused on further development of the uniQue products. The Company anticipates that significant enhancements will be made in the system administration interface of the products, which will include a revised administration interface and enhancements in graphical displays of statistics. The Company also plans to make enhancements to system monitoring, system security, and multiple contact center support. The Company also expects to undertake efforts for the integration of uniQue with additional third party contact center components, such as CRM/eCRM, Work Force Management, Wall Board solutions, and licensed software necessary to the planned enhancements and features. It is likely that the Company will undertake custom modifications and integrations for current and potential OEM resale partners within the Company's research and development efforts during fiscal 2001.

Old Dominion Systems Costs and Expenses

Cost of sales was $0.5 million or 63% of Old Dominion Systems sales for the quarter ended January 31, 2001, compared to $1.9 million or 86% of Old Dominion Systems sales for the quarter ended January 31, 2000. The decrease was primarily due to reduced operations, reduced overhead expenses, and less employees of the Old Dominion Systems division.

Selling,  general, and  administrative  expenses  were  $77,000,  or  10% of Old
Dominion Systems sales, for the quarter ended January 31, 2001, compared to $201,000, or 9% of Old Dominion Systems sales, for the quarter ended January 31, 2000. The decrease in dollar amount was primarily due to reduced operations and number of employees of the Old Dominion Systems division.

Net Other Income (Expense)

The Company had net other income of $48,000 for the quarter ended January 31, 2001, compared to net other expense of $10,000 for the quarter ended January 31, 2000. Net other income for the quarter consisted primarily of the recognition of the deferred gain on the sale of the Company's European subsidiary. Net other expense for the quarter ended January 31, 2000 consisted primarily of interest expense.

Benefit (Provision) For Income Taxes

For the quarter ended January 31, 2001, there was no benefit or provision recorded for income taxes. For the quarter ended January 31, 2000, the benefit for income taxes of $56,000 consisted of refunds of federal and state income taxes.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carryforwards for income tax reporting purposes of approximately $18.7 million and $0.5 million, respectively, will be available to offset taxes generated from future taxable income through 2020. If specific substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

Liquidity and Capital Resources

Working capital as of January 31, 2001 was $1.5 million as compared to $1.7 million as of October 31, 2000. The decrease from October 31, 2000 was primarily due to a decrease in cash of $0.8 million, offset by an increase in inventories and other current assets of $0.2 million and a decrease in current liabilities of $0.4 million. Key to the Company's future liquidity position is its ability to generate sufficient cash flows from internal and external sources to meet its operating needs. Because the Company expects that the Old Dominion Systems division no longer will generate significant sales and cash flows beginning in the second quarter of fiscal 2001, the Company must replace the lost profits and cash flows, but not necessarily the sales, of the Old Dominion Systems division with additional Contact Center Solutions sales. The Company anticipates that existing cash and cash equivalents together with cash flows from operations, will be sufficient to meet the Company's currently planned working capital needs through the end of fiscal 2001. In the event that the Company needs to borrow funds, it has a revolving line-of-credit facility with Silicon Valley Bank which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only in its discretion (see below).

Cash and cash equivalents were $0.8 million as of January 31, 2001 as compared to $1.6 million as of October 31, 2000. The decrease was primarily due to the net loss of $0.2 million, an increase in inventories and other current assets of $0.2 million and a decrease in current liabilities of $0.4 million.

Accounts receivable and inventories remained relatively unchanged at January 31, 2001 as compared to October 31, 2000. Other current assets were $0.4 million at January 31, 2001 as compared to $0.2 million at October 31, 2000. The increase was primarily due to an increase in deposits and prepaid expenses.

In January 2001, the Company renewed its revolving line-of-credit facility with Silicon Valley Bank which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.0% (10.50% at January 31, 2001), and contains a minimum monthly interest charge as well as a monthly collateral fee and an up-front commitment fee of $35,000. The line subjects the Company to a financial covenant of maintaining a minimum tangible net worth tested on a monthly basis. The line also subjects the Company to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. At of January 31, 2001, there was no outstanding debt against this line of credit.

                           Part II. OTHER INFORMATION

ITEM 6            Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           10.1 Amendment, dated as of January 26, 2001, to Loan and Security Agreement, dated as of March 24, 1999, as amended, between Microlog Corporation, Microlog Corporation of Maryland, and Old Dominion Systems Incorporated of Maryland, as Borrowers, and Silicon Valley Bank. Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 (File No. 0-14880) and incorporated herein by reference.

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

                                MICROLOG CORPORATION

                                By:
                                         /s/ John C. Mears
                                         -------------------------------------
                                         John C. Mears
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)


                                By:      /s/ Kirk E. Isenbart
                                         -------------------------------------
                                         Kirk E. Isenbart
                                         Controller
                                         (Principal Accounting Officer)




Date:  March 15, 2001