Form 10-Q
period 2001-04-30
MICROLOG CORP
filed 2001-06-14
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 30, 2001
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

                               YES [X]   NO [_]

    As of June 14, 2001, 7,066,938 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                                      INDEX

                                     -------

                                                                                                        Page
                                                                                                        ----
Part I.           Financial Information

         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of April 30, 2001

                            and October 31, 2000.........................................................1

                           Consolidated Statements of Operations for the Three

                            Months ended April 30, 2001 and April 30, 2000

                            and for the Six-months ended April 30, 2001 and

                           April 30, 2000  ..............................................................2

                           Consolidated Statements of Cash Flows for the Six

                            Months ended April 30, 2001 and April 30, 2000 ..............................3

                           Notes to Consolidated Financial Statements....................................4



         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...........................................6



Part II.          Other Information

         Item 2            Changes in Securities and Use of Proceeds....................................12

         Item 4.           Submission of Matters to a Vote of Security Holders .........................12

         Item 5.           Other Information............................................................12

         Item 6.           Exhibits and Reports on Form 8-K ............................................12



Signatures..............................................................................................13

Part I.    Item 1 FINANCIAL INFORMATION
                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          (UNAUDITED)
                                                                                            APRIL 30,            OCTOBER 31,
                                                                                              2001                  2000
                                                                                            --------              --------
Assets:
Current assets:
    Cash and cash equivalents                                                               $    389              $  1,604
    Receivables, net                                                                             651                 1,628
    Inventories, net                                                                             390                   278
    Other current assets                                                                         224                   232
                                                                                            --------              --------
    Total current assets                                                                       1,654                 3,742

Fixed assets, net                                                                                895                   780
Other assets                                                                                     135                   196
                                                                                            --------              --------
     Total assets                                                                           $  2,684              $  4,718
                                                                                            ========              ========

Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable                                                                        $    319              $    398
    Accrued compensation and related expenses                                                    689                 1,054
    Deferred revenue                                                                             359                   436
    Other accrued expenses                                                                       251                   158
                                                                                            --------              --------
     Total current liabilities                                                                 1,618                 2,046

Deferred officers' compensation                                                                  124                   132
Other liabilities                                                                                 68                    97
                                                                                            --------              --------
     Total liabilities                                                                         1,810                 2,275
                                                                                            --------              --------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                                              --                    --
    Common stock, $.01 par value, 13,000,000 shares authorized,
       7,668,808 and 7,668,808 shares issued and 7,066,938
       and 7,066,938 outstanding                                                                  77                    77
    Capital in excess of par value                                                            20,636                20,630
    Treasury stock, at cost, 601,870 shares                                                   (1,177)               (1,177)
    Accumulated deficit                                                                      (18,662)              (17,087)
                                                                                            --------              --------
    Total stockholders' equity                                                                   874                 2,443
                                                                                            --------              --------
    Total liabilities and stockholders' equity                                              $  2,684              $  4,718
                                                                                            ========              ========

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             FOR THE THREE-MONTHS                 FOR THE SIX-MONTHS
                                                                ENDED APRIL 30,                     ENDED APRIL 30,
                                                             2001              2000              2001              2000
                                                           --------          --------          --------          --------
Sales                                                      $  1,630          $  4,387          $  4,239          $  8,553

Costs and expenses:
    Cost of sales                                             1,236             2,871             2,719             5,857
    Selling, general and administrative                       1,303             1,076             2,358             1,899
    Research and development                                    402               332               767               663
                                                           --------          --------          --------          --------

                                                              2,941             4,279             5,844             8,419
                                                           --------          --------          --------          --------

Operating (loss) income                                      (1,311)              108            (1,605)              134

Net other (expense) income                                      (18)                2                30                (7)
                                                           --------          --------          --------          --------

(Loss) income before income taxes                            (1,329)              110            (1,575)              127

Benefit for income taxes                                          0                 0                 0                56
                                                           --------          --------          --------          --------

Net (loss) income                                            (1,329)              110            (1,575)              183

Accumulated deficit:
     at beginning of period                                 (17,333)          (16,539)          (17,087)          (16,612)
                                                           --------          --------          --------          --------

     at end of period                                      $(18,662)         $(16,429)         $(18,662)         $(16,429)
                                                           ========          ========          ========          ========

Basic weighted average shares outstanding                     7,067             7,028             7,067             7,003
                                                           --------          --------          --------          --------
Diluted weighted average shares outstanding                   7,067             7,302             7,067             7,218
                                                           --------          --------          --------          --------

Basic (loss) income per share                              $  (0.19)         $   0.02          $  (0.22)         $   0.03
Diluted (loss) income per share                            $  (0.19)         $   0.02          $  (0.22)         $   0.03


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          FOR THE               FOR THE
                                                                                         SIX-MONTHS            SIX-MONTHS
                                                                                           ENDED                 ENDED
                                                                                       APRIL 30, 2001        APRIL 30, 2000
                                                                                       --------------        --------------
Cash flows from operating activities:
     Net (loss) income                                                                     $(1,575)              $   183
     Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
         Depreciation                                                                          173                   190
         Amortization of goodwill and licensing agreement                                                             69
         Provision for bad debts expense                                                       413
         Provision for inventory reserves                                                                             50
         Changes in assets and liabilities:
            Receivables                                                                        564                  (854)
            Inventories                                                                       (112)                   26
            Other assets                                                                        69                  (209)
            Accounts payable                                                                   (79)                   78
            Accrued compensation and related expenses                                         (365)                 (476)
            Deferred revenue                                                                   (77)                  (10)
            Other accrued expenses and liabilities                                              64                  (330)
            Deferred officers' compensation                                                     (8)                  (10)
                                                                                           -------               -------

      Net cash used in operating activities                                                   (933)               (1,293)
                                                                                           -------               -------

Cash flows from investing activities:
     Purchases of fixed assets                                                                (288)                  (76)
                                                                                           -------               -------

      Net cash used in investing activities                                                   (288)                  (76)
                                                                                           -------               -------

Cash flows from financing activities:
     Exercise of common stock options                                                            6                   134
                                                                                           -------               -------

     Net cash provided by financing activities                                                   6                   134
                                                                                           -------               -------

Cash and cash equivalents:
     Net decrease during period                                                             (1,215)               (1,235)
     Balance at beginning of period                                                          1,604                 3,425
                                                                                           -------               -------

     Balance at end of period                                                              $   389               $ 2,190
                                                                                           =======               =======

          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 APRIL 30, 2001 (UNAUDITED) AND OCTOBER 31, 2000

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at April 30, 2001 and October 31, 2000, and the results of their operations and their cash flows for the six month period ended April 30, 2001. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001.

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

Debt

In January 2001, the Company renewed its revolving line-of-credit facility with Silicon Valley Bank which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.0% (9% at April 30, 2001), and contains a minimum monthly interest charge as well as a monthly collateral fee and an up-front commitment fee of $35,000. The line subjects the Company to a financial covenant of maintaining a minimum tangible net worth tested on a monthly basis. The line also subjects the Company to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. At April 30, 2001, the Company was not in compliance with the financial covenant of maintaining a minimum of $1,600,000 of stockholders' equity. On June 6, 2001, Silicon Valley Bank waived the application of this financial covenant at April 30, 2001. At April 30, 2001, there was no outstanding debt against this line of credit. On June 7, 2001, the Company borrowed $300,000 under the line-of-credit after obtaining the covenant waiver described above. The Company used the funds to cover its payroll and other operating expenses.

Liquidity and Capital Resources

The Company estimates that its existing sources of funds are sufficient to enable the Company to operate its business as currently planned through June 30, 2001. The Company believes that these sources of funds, together with cash flows expected to be generated in the near term from a significant Contact Center Solutions sale, and with funds expected to be available under the line-of-credit, will provide sufficient funds to enable the Company to operate its business as currently planned through December 31, 2001. The Company's ability to borrow funds under its line-of-credit is subject to the conditions described above. In the event that the Contact Center Solutions division does not generate expected sales, including the significant near-term sale referred to above, or if the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund its currently planned operations, in which case the Company would be required to seek additional capital through other means, including equity or debt financing, possibly in the very near future. The Company can give no assurance that it will be able to generate sufficient cash flow from operations, including through planned or expected sales by the Contact Center Solutions division, or that additional financing arrangements will be available or, if available, that they can be concluded on acceptable terms. Any inability by the Company to generate or obtain sufficient funds would have a material adverse effect on its ability to continue operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

General

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

Microlog's integrated suite of customer contact and relationship management products is called the uniQue(R) (pronounced you-knee-que) family of contact center solutions. This family of solutions includes uniQue RM (Relationship Management), uniQue Web, uniQue eMail, uniQue Voice, uniQue Fax, uniQue VoIP, uniQue CTI, and uniQue IVR. uniQue can be implemented as a total solution, or each family member can be installed as an individual solution for an existing contact center. In addition, businesses can add media types in a modular fashion as they expand their customer contact facilities. For example, customers can start with a telephone solution, add an email solution, then add a web solution, then add a fax solution. This openness and modularity is complemented by uniform and easy-to-use management facilities, as well as comprehensive cross-media statistics and reporting. The name "uniQue" derives from "unified queuing," which refers to uniQue's ability to allow easy management of multiple media types in one virtual queue, allowing "automated contact distribution," prioritized routing by customer, skills-based routing and multiple campaign management.

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

The Old Dominion Systems division provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a stable source of sales and profits, this division no longer generates significant revenue for the Company.

Nasdaq Listing

On January 11, 2001, the Company was notified by the Nasdaq SmallCap Market System that it had failed to maintain the standard of a minimum bid price of $1.00 per share of common stock over the previous 30 consecutive trading days and that it was given until April 11, 2001 to regain compliance with this standard or the common stock would be de-listed. The Company did not meet the standard, but the de-listing was postponed pending the outcome of a hearing before the Nasdaq SmallCap Panel Review Board held on June 1, 2001. The panel said that it will issue its decision by the end of June 2001.

Results of Operations

The following table shows the percentage of revenues of certain items from Microlog's consolidated statements of operations:

                                                                      Three-months Ended                 Six-months Ended
                                                                           April 30,                         April 30,
                                                                    2001             2000              2001             2000
                                                                   ------           ------            ------           ------
Sales
 Contact Center Solutions ................................           60.8%            49.1%             66.3%            47.8%
 Old Dominion Systems ....................................           39.1%            50.9%             33.7%            52.2%
                                                                   ------           ------            ------           ------

   Total .................................................          100.0%           100.0%            100.0%           100.0%

Costs and expenses
 Cost of sales ...........................................           75.8%            65.4%             64.1%            68.4%
 Selling, general, and administrative ....................           80.0%            24.5%             55.7%            22.2%
 Research and development ................................           24.6%             7.6%             18.1%             7.8%
                                                                   ------           ------            ------           ------

   Total .................................................          180.4%            97.5%            137.9%            98.4%
                                                                   ------           ------            ------           ------

Operating (loss) income ..................................          (80.4)%            2.5%            (37.9)%            1.6%

Net other (expense) income ...............................           (1.1)%            0.0%              0.7%             0.0%
                                                                   ------           ------            ------           ------

(Loss) income before income taxes ........................          (81.5)%            2.5%            (37.2)%            1.6%

Benefit for income taxes .................................            0.0%             0.0%              0.0%             0.5%
                                                                   ------           ------            ------           ------

Net (loss) income ........................................          (81.5)%            2.5%            (37.2)%            2.1%
                                                                   ======           ======            ======           ======


The Company had a net loss of $1.3 million (($.19) per basic and diluted share) for the quarter ended April 30, 2001 and a net loss of $1.6 million (($.22) per basic and diluted share) for the six-months ended April 30, 2001. By comparison, the Company had net income of $110,000 ($.02 per basic and diluted share) for the quarter ended April 30, 2000 and net income of $183,000 ($.03 per basic and diluted share) for the six-months ended April 30, 2000. The losses for the second quarter of fiscal 2001 and the six-months ended April 30, 2001 were attributable to insufficient sales generated by the Contact Center Solutions division, and to increased sales and marketing expenses that were incurred as the Company continued to build the Contact Center Solutions division sales force and expand the division's marketing programs. The second quarter of fiscal 2001 also included a one-time charge of $410,000 for the write-off of a bad debt resulting from a customer's recent default on a licensing agreement. The losses for the second quarter of fiscal 2001 and the six-month period ended April 30, 2001 were offset in part by $0.2 million and $0.2 million, respectively, of net income generated by the Old Dominion Systems division. The net income for the comparable periods in fiscal 2000 was primarily attributable to increased sales generated by the Contact Center Solutions division and the Old Dominion Systems division during the fiscal 2000 periods.

Sales

Sales for the quarter ended April 30, 2001 were $1.6 million, which represented a decrease of 64%, compared to $4.4 million of sales for the quarter ended April 30, 2000. Sales for the six-month period ended April 30, 2001 were $4.2 million, which represented a decrease of 51%, compared to $8.6 million of sales for the six-month period ended April 30, 2000. The decrease in sales for the current quarter was attributable to a decrease of $1.2 million in sales by the Contact Center Solutions division and a decrease of $1.6 million in sales by the Old Dominion Systems division. The decrease in sales for the current six-month period was attributable to a decrease of $1.3 million in sales by the Contact Center Solutions division and a decrease of $3.1 million in sales by the Old Dominion Systems division.

Contact Center Solutions Sales

Contact Center Solutions sales for the quarter ended April 30, 2001 were $1.0 million, which represented a decrease of 55%, compared to $2.2 million of sales for the quarter ended April 30, 2000. Sales for the six-month period ended April 30, 2001 were $2.8 million, which represented a decrease of 32%, compared to $4.1 million of sales for the six-month period ended April 30, 2000. The decrease in sales for the current quarter as well as the current six-month period was primarily attributable to sales totaling $1.1 million to four new customers in the second quarter of fiscal 2000 that were not replaced in the second quarter of fiscal 2001 as the Company's mostly new sales staff came up to speed and initiated sales discussion with many potential customers. The lower sales resulted from many deferrals in purchasing decisions by potential customers, which the Company believes were caused primarily by a significant softening of the economy in general.

As of April 30, 2001, the Contact Center Solutions division had a backlog of existing orders totaling $2.0 million. The backlog as of April 30, 2000 was also $2.0 million. The Company has experienced fluctuations in its backlog at various times in the past primarily due to the seasonality of governmental purchases. The Company anticipates that approximately $1.9 million of the outstanding orders at April 30, 2001 will be shipped and the sales recognized during fiscal 2001. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the backlog as of any particular date may not be indicative of actual sales for any future period.

Old Dominion Systems Sales

Old Dominion Systems sales for the quarter ended April 30, 2001 were $0.6 million, which represented a decrease of 73%, compared to $2.2 million of sales for the quarter ended April 30, 2000. Sales for the six-month period ended April 30, 2001 were $1.4 million, which represented a decrease of 69%, compared to $4.5 million of sales for the six-month period ended April 30, 2000.

The Old Dominion Systems division provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a stable source of sales and profits, this division no longer generates significant revenue for the Company.

As of April 30, 2001, the Company had no backlog of funding on existing contracts for Old Dominion Systems. The Company has one remaining Old Dominion Systems contract with APL which is an indefinite delivery, indefinite quantity
(IDIQ) contract and does not have a funding amount, and therefore is not included in backlog. This contract expires in September 2001 and, because the APL has indicated that it has changed its staffing policy to favor direct hires rather than contract workers, the Company does not expect the contract to be renewed.

Costs and Expenses

Cost of sales was $1.2 million, or 75.8% of sales, for the quarter ended April 30, 2001, compared to $2.9 million, or 65.4% of sales, for the quarter ended April 30, 2000. Cost of sales was $2.7 million, or 64.1% of sales, for the six-month period ended April 30, 2001, compared to $5.9 million, or 68.4% of sales, for the six-months period ended April 30, 2000. The increase in cost of sales for the current quarter, as a percentage of sales, and the decrease in cost of sales, in dollar amount, was primarily due to decreased sales generated by the Contact Center Solutions division. The decrease in cost of sales for the current six-month period was primarily due to decreased sales generated by the Contact Center Solutions and Old Dominion Systems divisions.



Contact Center Solutions Costs and Expenses

Cost of sales was $0.8 million, or 80% of Contact Center Solutions sales, for the quarter ended April 30, 2001, compared to $0.9 million, or 41% of Contact Center Solutions sales, for the quarter ended April 30, 2000. Cost of sales was $1.8 million, or 64% of Contact Center Solutions sales, for the six-month period ended April 30, 2001, compared to $2.0 million, or 49% of Contact Center Solutions sales, for the six-month period ended April 30, 2000. The increases for the current quarter and six-month period, as a percentage of sales, were primarily due to a larger sales force and increased marketing programs designed to increase future sales, and a reduction in sales for the Contact Center Solutions division during the current period.

Selling, general and administrative expenses were $1.2 million, or 120% of Contact Center Solutions sales, for the quarter ended April 30, 2001, compared to $0.8 million, or 36% of Contact Center Solutions sales, for the quarter ended April 30, 2000. Selling, general and administrative expenses were $2.2 million, or 79% of Contact Center Solutions sales, for the six-month period ended April 30, 2001, compared to $1.4 million, or 34% of Contact Center Solutions sales, for the six-month period ended April 30, 2000. The increases for the current quarter and current six-month period, in dollar amount, were primarily due to a one-time charge of $410,000 for the write-off of a bad debt and for increased expenses for sales and marketing as the Company continues to build its sales force and expand its marketing programs. The increases for the current quarter and current six-month period, as a percentage of sales, were primarily due to decreased sales generated by the Contact Center Solutions division.

Research and development expenses for Contact Center Solutions reflect costs associated with the development of applicable software and product enhancements for the products of the Contact Center Solutions division. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $402,000, or 40% of Contact Center Solutions sales, for the quarter ended April 30, 2001, compared to $332,000, or 15% of Contact Center Solutions sales, for the quarter ended April 30, 2000. Research and development expenses were $767,000, or 27% of Contact Center Solutions sales, for the six-month period ended April 30, 2001, compared to $663,000, or 16% of Contact Center Solutions sales, for the six-month period ended April 30, 2000. The increase for the current quarter and for the comparable six-month periods, as a percentage of sales, was primarily due to decreased sales generated by the Contact Center Solutions division in the first quarter of fiscal 2001.

Research and development expenses for the remainder of fiscal 2001 generally are expected to be focused on further development of the uniQue products. The Company anticipates that enhancements will be made in the system administration interface of the products. These enhancements are expected to include a revised administration interface and enhancements in graphical displays of statistics. The Company also plans to make enhancements to system monitoring, system security, and multiple contact center support. The Company also expects to undertake efforts for the integration of uniQue with additional third party contact center components, such as CRM/eCRM, Work Force Management, Wall Board solutions, and licensed software necessary to the planned enhancements and features. It is likely that the Company will undertake custom modifications and integrations for potential OEM resale partners within the Company's research and development efforts during fiscal 2001.

Old Dominion Systems Costs and Expenses

Cost of sales was $0.4 million, or 67% of Old Dominion Systems sales, for the quarter ended April 30, 2001, compared to $1.9 million, or 86% of Old Dominion Systems sales, for the quarter ended April 30, 2000. Cost of sales was $0.9 million, or 64% of Old Dominion Systems sales, for the six-months ended April 30, 2001, compared to $3.8 million, or 84% of Old Dominion Systems sales, for the six-months ended April 30, 2000. All decreases were primarily due to reduced operations, reduced overhead expenses, and less employees of the Old Dominion Systems division.

Selling, general and administrative expenses were $77,000, or 13% of Old Dominion Systems sales, for the quarter ended April 30, 2001, compared to $250,000, or 11% of Old Dominion Systems sales, for the quarter ended April 30, 2000. Selling, general and administrative expenses were $154,000, or 11% of Old Dominion Systems sales, for the six-months ended April 30, 2001, compared to $451,000, or 10% of Old Dominion Systems sales, for the six-months ended April 30, 2000. The decreases, in dollar amounts, were primarily due to reduced operations and less employees of the Old Dominion Systems division. The increases, as a percentage of sales, were primarily due to decreased sales generated by the Old Dominion Systems division.

Net Other Income (Expense)

The Company had net other expense of $18,000 for the quarter ended April 30, 2001, compared to net other income of $2,000 for the quarter ended April 30, 2000. The company had net other income of $30,000 for the six-months ended April 30, 2001, compared to net other expense of $7,000 for the six-months ended April 30, 2000. Net other expense for the quarter ended April 30, 2001 consisted primarily of interest expense and bank fees associated with the Company's credit facility. Net other income for the six-months ended April 30, 2001 also included the recognition of the deferred gain on the sale of the Company's European subsidiary in the first quarter of fiscal 2001. Net other income (expense) for the quarter and six-month periods ended April 30, 2000 consisted primarily of interest expense, interest income, and miscellaneous bank fees associated with the renewal of the Company's credit facility.

Benefit (Provision) For Income Taxes

For the quarter and six-months ended April 30, 2001 there was no benefit or provision recorded for income taxes. For the six-months ended April 30, 2000, the benefit for income taxes of $56,000 consisted of refunds of federal and state income taxes.

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

Liquidity and Capital Resources

Working capital was $36,000 as of April 30, 2001 and was $1.7 million as of October 31, 2000. This decrease was primarily attributable to a decrease in cash of $1.2 million and a decrease in receivables of $1.0 million, offset by a decrease in current liabilities of $0.4 million. Cash and cash equivalents were $0.4 million as of April 30, 2001 compared to cash and cash equivalents of $1.6 million as of October 31, 2000. This decrease, which was partially offset by a decrease in receivables of $1.0 million, was primarily due to the net loss of $1.6 million for the six-months ended April 30, 2001, a decrease in accrued compensation of $0.4 million at April 30, 2001 and purchases of fixed assets of $0.3 million during the six-months ended April 30, 2001. Accounts receivable were $0.6 million as of April 30, 2001 compared to $1.6 million as of October 31, 2000. The decrease was primarily due to decreased sales in the Contact Center Solutions division.

In January 2001, the Company renewed its revolving line-of-credit facility with Silicon Valley Bank which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.0% (9% at April 30, 2001), and contains a minimum monthly interest charge as well as a monthly collateral fee and an up-front commitment fee of $35,000. The line subjects the Company to a financial covenant of maintaining a minimum tangible net worth tested on a monthly basis. The line also subjects the Company to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. At April 30, 2001, the Company was not in compliance with the financial covenant of maintaining a minimum of $1,600,000 of stockholders' equity. On June 6, 2001, Silicon Valley Bank waived the application of this financial covenant at April 30, 2001. At April 30, 2001, there was no outstanding debt against this line of credit. On June 7, 2001, the Company borrowed $300,000 under the line-of-credit after obtaining the covenant waiver described above. The Company used the funds to cover its payroll and other operating expenses.

The Company estimates that its existing sources of funds are sufficient to enable the Company to operate its business as currently planned through June 30, 2001. The Company believes that these sources of funds, together with cash flows expected to be generated in the near term from a significant Contact Center Solutions sale and funds expected to then be available under the line-of-credit, will provide sufficient funds to enable the Company to operate its business as currently planned through December 31, 2001. The Company's ability to borrow funds under its line-of-credit is subject to the conditions described above. In the event that the Contact Center Solutions division does not generate expected sales, including the significant near-term sale referred to above, or if the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund its currently planned operations, in which case the Company would be required to seek and obtain additional capital through other means, including equity or debt financing, possibly in the very near future. The Company can give no assurance that it will be able to generate sufficient cash flow from operations, including through planned or expected sales by the Contact Center Solutions division, or that additional financing arrangements will be available when needed or, if available, that they can be concluded on acceptable terms. Any inability by the Company to generate or obtain sufficient funds would have a material adverse effect on its ability to continue operations.

                           Part II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

           (c) Effective February 27, 2001, the Company issued a warrant to purchase 50,000 shares of its common stock valued at an exercise price of $1.00 per share to a vendor as partial consideration for services such vendor has agreed to provide to the Company. In connection with this issuance, the Company relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not engage in general advertising or general solicitation in connection with the offer and sale of the securities. In addition, the Company provided or made available information concerning the Company and the common stock and obtained investment representations from such Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held its 2001 annual meeting of shareholders on April 5, 2001.

(b) The following sets forth information regarding each matter voted upon at the 2001 annual meeting.

     There were 7,066,938 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2001 annual meeting.

         Proposal No. 1. The shareholders approved a proposal to elect each of the following two nominees to the Company's board of directors. The tabulation of votes on this proposal was as follows:

   Nominee                        For                              Withheld
   -------                        ---                              --------
David M. Gische                 6,751,496                           36,331
David B. Levi                   6,751,646                           36,181

         Proposal No. 2. The shareholders approved a proposal to increase the number of authorized shares of common stock from 10,000,000 shares to 13,000,000 shares. The tabulation of votes on this proposal was: For: 6,656,669; Against:
100,888; Abstentions: 30,270.

Item 5.  Other Information.

         Effective April 5, 2001, Robert E. Gray, Jr., resigned as a member of the Company's board of directors. Mr. Gray's resignation created a second vacancy in the class of directors whose term expires in 2003. The board of directors currently is searching for a director to fill such vacancy.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  The Company files herewith the following exhibits:

                  4.1 Articles of Incorporation of Microlog Corporation, as amended.

                  4.2 Warrant, dated as of February 27, 2001, issued to Barretto Pacific Corporation.

         (b) The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MICROLOG CORPORATION

                                      By:
                                          /s/ John C. Mears
                                          --------------------------------------
                                          John C. Mears
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)


                                      By: /s/ Kirk E. Isenbart
                                          --------------------------------------
                                          Kirk E. Isenbart
                                          Controller
                                          (Principal Accounting Officer)



Date:  June 14, 2001

                                  EXHIBIT INDEX

NUMBER   EXHIBIT DESCRIPTION
------   -------------------
4.1      Articles of Incorporation of Microlog Corporation, as amended.

4.2 Warrant, dated as of February 27, 2001, issued to Barretto Pacific Corporation.