Form 10-Q
period 2001-07-31
MICROLOG CORP
filed 2001-09-14
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 31, 2001
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

  As of September 14, 2001, 7,106,938 shares of common stock were outstanding.

                              MICROLOG CORPORATION

                                      INDEX

                                     ------

                                                                                              Page
                                                                                              ----
Part I.          Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of July 31, 2001 and
                 October 31, 2000...............................................................1

                 Consolidated Statements of Operations for the Three Months
                 ended July 31, 2001 and July 31, 2000 and for the Nine Months
                 ended July 31, 2001 and July 31, 2000  ........................................2

                 Consolidated Statements of Cash Flows for the Nine Months
                 ended July 31, 2001 and July 31, 2000 .........................................3

                 Notes to Consolidated Financial Statements.....................................4


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................................5


         Item 3  Quantitative and Qualitative Disclosure About Market Risk.....................10


Part II.     Other Information

         Item 2................................................................................11

         Item 6................................................................................11

Signatures.....................................................................................12

         Exhibit 10.1..........................................................................13
         Exhibit 10.2..........................................................................15


PART I.  ITEM 1.  FINANCIAL STATEMENTS

                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATE)

                                                               (UNAUDITED)
                                                                JULY 31,        OCTOBER 31,
                                                                  2001             2000
                                                                ----------    -------------
Assets:
Current assets:
    Cash and cash equivalents                                     $     98    $  1,604
    Receivables, net                                                   421       1,628
    Inventories, net                                                   319         278
    Other current assets                                               164         232
                                                                  --------    --------
    Total current assets                                             1,002       3,742


Fixed assets, net                                                      817         780
Other assets                                                           136         196
                                                                  --------    --------
     Total assets                                                 $  1,955    $  4,718
                                                                  ========    ========

Liabilities and Stockholders' Equity:
Current liabilities:
    Demand note payable                                           $    200    $       0
    Accounts payable                                                   345         398
    Accrued compensation and related expenses                          624       1,054
    Deferred revenue                                                   338         436
    Other accrued expenses                                             229         158
                                                                  --------    --------
     Total current liabilities                                       1,736       2,046

Deferred officers' compensation                                        125         132
Other liabilities                                                       55          97
                                                                  --------    --------
     Total liabilities                                               1,916       2,275
                                                                  --------    --------

Stockholders' equity:
    Serial preferred stock, $.01 par value, 1,000,000 shares
        authorized, no shares issued and outstanding                  --          --
    Common stock, $.01 par value, 13,000,000 shares authorized,
       7,708,808 and 7,668,808 shares issued and 7,106,938
       and 7,066,938 outstanding                                        77          77
    Capital in excess of par value                                  20,646      20,630
    Treasury stock, at cost, 601,870 shares                         (1,177)     (1,177)
    Accumulated deficit                                            (19,507)    (17,087)
                                                                  --------    --------

    Total stockholders' equity                                          39       2,443
                                                                  --------    --------
    Total liabilities and stockholders' equity                    $  1,955    $  4,718
                                                                  ========    ========


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED) (IN THOUSANDS)

                                                                     FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                        ENDED JULY 31,                  ENDED JULY 31,
                                                                  2001              2000            2001             2000
                                                              -------------     --------------  -------------    --------------
Sales                                                              $ 1,611            $ 3,071        $ 5,850           $11,624

Costs and expenses:
    Cost of sales                                                    1,140              2,321          3,859             8,178
    Selling, general and administrative                                930                923          3,288             2,823
    Research and development                                           370                342          1,137             1,004
                                                              -------------     --------------  -------------    --------------

                                                                     2,440              3,586          8,284            12,005
                                                              -------------     --------------  -------------    --------------

Operating loss                                                       (829)              (515)        (2,434)             (381)

Net other (expense) income                                            (16)                 11             14                 4
                                                              -------------     --------------  -------------    --------------

Loss before income taxes                                             (845)              (504)        (2,420)             (377)

Benefit for income taxes                                                 0                  0              0                56
                                                              -------------     --------------  -------------    --------------

Net loss                                                             (845)              (504)        (2,420)             (321)

Accumulated deficit:
     at beginning of period                                       (18,662)           (16,429)       (17,087)          (16,612)
                                                              -------------     --------------  -------------    --------------

     at end of period                                           $ (19,507)         $ (16,933)     $ (19,507)        $ (16,933)
                                                              =============     ==============  =============    ==============

Basic weighted average shares outstanding                            7,074              7,065          7,074             7,024
                                                              -------------     --------------  -------------    --------------
Diluted weighted average shares outstanding                          7,074              7,065          7,074             7,024
                                                              -------------     --------------  -------------    --------------

Basic loss per share                                              $ (0.12)           $ (0.07)       $ (0.34)          $ (0.05)
Diluted loss per share                                            $ (0.12)           $ (0.07)       $ (0.34)          $ (0.05)

          See accompanying notes to consolidated financial statements.

                                              MICROLOG CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS) (UNAUDITED)

                                                                             FOR THE              FOR THE
                                                                           NINE MONTHS          NINE MONTHS
                                                                              ENDED                ENDED
                                                                          JULY 31, 2001        JULY 31, 2000
                                                                      -------------------    ------------------
Cash flows from operating activities:
     Net loss                                                           $     (2,420)          $     (321)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                            282                  275
         Amortization of goodwill and licensing agreement                                              84
         Provision for bad debts expense                                         413
         Provision for inventory reserves                                         50                   50
         Consulting expense funded through issuance of
          common stock                                                            16
         Changes in assets and liabilities:
            Receivables                                                          794                 (743)
            Inventories                                                          (91)                 (11)
            Other assets                                                         128                   42
            Accounts payable                                                     (53)                 (34)
            Accrued compensation and related expenses                           (430)                (649)
            Deferred revenue                                                     (98)                  38
            Other accrued expenses and liabilities                                29                 (245)
            Deferred officers' compensation                                       (7)                 (15)
                                                                      ---------------         -----------

      Net cash used in operating activities                                   (1,387)              (1,529)
                                                                      ---------------          -----------

Cash flows from investing activities:
     Purchases of fixed assets                                                  (319)                (136)
                                                                      --------------           -----------

      Net cash used in investing activities                                     (319)                (136)
                                                                      --------------           -----------

Cash flows from financing activities:
     Proceeds from demand note                                                   200
     Reduction in long term debt                                                                      (74)
     Exercise of Common stock options                                                                 156
                                                                      ---------------          -----------

     Net cash provided by financing activities                                   200                   82
                                                                      ---------------          -----------

Cash and cash equivalents:
     Net decrease during period                                               (1,506)              (1,583)
     Balance at beginning of period                                            1,604                3,425
                                                                      --------------          ------------
     Balance at end of period                                              $      98           $    1,842
                                                                      ==============          ============


          See accompanying notes to consolidated financial statements.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 31, 2001 (UNAUDITED) AND OCTOBER 31, 2000

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at July 31, 2001 and October 31, 2000, and the results of their operations and their cash flows for the nine-month period ended July 31, 2001. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2001.

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

Debt

In January 2001, the Company renewed its revolving line-of-credit facility with Silicon Valley Bank which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only in its discretion. The line-of-credit bears interest at the bank's prime rate plus 2.0% (8.5% at July 31, 2001), and contains a minimum monthly interest charge as well as a monthly collateral fee and an up-front commitment fee of $35,000. The line subjects the Company to a financial covenant of maintaining a minimum tangible net worth tested on a monthly basis. The line also subjects the Company to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. At July 31, 2001, the Company was not in compliance with the financial covenant of maintaining a minimum of $1,500,000 of stockholders' equity. At July 31, 2001, there was no outstanding debt against this line-of-credit.

Demand Note Payable

In July 2001, the Company borrowed $200,000 from its principal stockholder, TFX Equities Incorporated, in the form of a demand note. The note bears interest at the rate of 12% per annum. In August 2001, the Company borrowed an additional $190,000 from TFX Equities, which was also in the form of a demand note and bears interest at the rate of 12% per annum.

Liquidity and Capital Resources

The Company believes that its existing sources of funds and possible additional funds from TFX Equities will provide sufficient funds to enable the Company to operate its business as currently planned through the end of the calendar year. In the event that the Contact Center Solutions division does not generate expected sales, or if the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund its currently planned operations, in which case the Company would be required to seek and obtain additional capital through other means, including equity or debt financing, possibly in the very near future. The Company can give no assurance that it will be able to generate sufficient cash flow from operations, through planned or expected sales by the Contact Center Solutions division, or that additional financing arrangements will be available when needed or, if available, that they can be concluded on acceptable terms. Any inability by the Company to generate or obtain sufficient funds would have a material adverse effect on its ability to continue operations.

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

Microlog Corporation is an interactive communications software company that provides advanced customer interaction management products and services for businesses seeking to better serve their customers. Microlog offers an integrated suite of products and services which blend with existing corporate applications and infrastructure to accomplish both automated response functions, such as interactive voice response, or "IVR," email, and Web, as well as intelligent interactions between customers and contact center agents. Interactions today include telephone, email, Web chat, Web callback, Web collaboration, Web bulletin board, voice over IP, fax and scanned hardcopy mail.

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

Nasdaq Listing

On July 23, 2001, the Company was notified by the Nasdaq SmallCap Market System that its common stock was de-listed effective with the open of business on July 24, 2001. The Company is currently trading on the OTC Bulletin Board.

Results of Operations

The following table shows the percentage of revenues of certain items from Microlog's consolidated statements of operations:


                                                             Three Months Ended                     Nine Months Ended
                                                                   July 31,                               July 31,
                                                              2001          2000                    2001            2000
                                                              ----          ----                   -----            ----
Sales
 Contact Center Solutions ...................................74.1%         45.2%                   68.4%          47.8%
 Old Dominion Systems ...................................... 25.9%         54.8%                   31.6%          52.2%
                                                            ------       -------                 -------        -------

   Total....................................................100.0%        100.0%                  100.0%         100.0%

Costs and expenses
 Cost of sales...............................................70.8%         75.6%                   66.0%          70.4%
 Selling, general, and administrative........................57.7%         30.1%                   56.2%          24.3%
 Research and development ...................................23.0%         11.1%                   19.4%           8.6%
                                                             -----         -----                   -----           ----

   Total...............................................     151.5%        116.8%                  141.6%         103.3%
                                                          --------      --------                --------       --------

Operating loss..............................................(51.5)%       (16.8)%                 (41.6)%         (3.3)%

Net other (expense) income ...............................   (1.0)%         0.4%                    0.2%           0.0%
                                                          ---------      -------                --------       --------


Loss before income taxes....................................(52.5)%       (16.4)%                 (41.4)%         (3.3)%

Benefit for income taxes...................................   0.0%          0.0%                    0.0%           0.5%
                                                           -------        ------                --------        -------

Net loss.................................................   (52.5)%       (16.4)%                 (41.4)%         (2.8)%
                                                         ==========    ==========              ==========       ========


The Company had a net loss of $845,000 (($.12) per basic and diluted share) for the quarter ended July 31, 2001 and a net loss of $2.4 million (($.34) per basic and diluted share) for the nine months ended July 31, 2001. By comparison, the Company had a net loss of $504,000 ($.07 per basic and diluted share) for the quarter ended July 31, 2000 and a net loss of $321,000 ($.05 per basic and diluted share) for the nine months ended July 31, 2000. The losses for the third quarter of fiscal 2001 and the nine months ended July 31, 2001 were attributable to insufficient sales generated by the Contact Center Solutions division. The losses for the third quarter of fiscal 2001 and the nine-month period ended July 31, 2001 were offset in part by $36,000 and $0.4 million, respectively, of net income generated by the Old Dominion Systems division. The net losses for the comparable periods in fiscal 2000 were primarily attributable to insufficient sales generated by the Contact Center Solutions division.

Sales

Sales for the quarter ended July 31, 2001 were $1.6 million, which represented a decrease of 48%, compared to $3.1 million of sales for the quarter ended July 31, 2000. Sales for the nine-month period ended July 31, 2001 were $5.9 million, which represented a decrease of 49%, compared to $11.6 million of sales for the nine month period ended July 31, 2000. The decrease in sales for the current quarter was attributable to a decrease of $0.2 million in sales by the Contact Center Solutions division and a decrease of $1.3 million in sales by the Old Dominion Systems division. The decrease in sales for the 2001 nine month period was attributable to a decrease of $1.5 million in sales by the Contact Center Solutions division and a decrease of $4.3 million in sales by the Old Dominion Systems division.

Contact Center Solutions Sales

Contact Center Solutions sales for the quarter ended July 31, 2001 were $1.2 million, which represented a decrease of 14%, compared to $1.4 million of sales for the quarter ended July 31, 2000. Sales for the nine-month period ended July 31, 2001 were $4.0 million, which represented a decrease of 27%, compared to $5.5 million of sales for the nine month period ended July 31, 2000. The decrease in sales for the current nine month period was primarily attributable to sales totaling $1.1 million to four new customers in the second quarter of fiscal 2000 that were not replaced in the second quarter of fiscal 2001 as the Company's mostly new sales staff came up to speed and initiated sales discussion with potential new customers. The lower sales resulted from many deferrals in purchasing decisions by potential customers, which the Company believes were caused primarily by a significant softening of the economy, which has significantly impacted capital spending for technology across most vertical industries.

As of July 31, 2001, the Contact Center Solutions division had a backlog of existing orders totaling $0.8 million. The backlog as of July 31, 2000 was $2.0 million. The Company has experienced fluctuations in its backlog at various times in the past primarily due to the seasonality of governmental purchases. The Company anticipates that substantially all of the outstanding orders at July 31, 2001 will be shipped and the sales recognized during fiscal 2001. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the backlog as of any particular date may not be indicative of actual sales for any future period.

Old Dominion Systems Sales

Old Dominion Systems sales for the quarter ended July 31, 2001 were $0.4 million, which represented a decrease of 76%, compared to $1.7 million of sales for the quarter ended July 31, 2000. Sales for the nine-month period ended July 31, 2001 were $1.9 million, which represented a decrease of 69%, compared to $6.1 million of sales for the nine month period ended July 31, 2000.

The Old Dominion Systems division provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business historically provided a source of sales and profits, this division no longer generates significant revenue for the Company.

As of July 31, 2001, the Company had no backlog of funding on existing contracts for Old Dominion Systems. The Company has one remaining Old Dominion Systems contract with APL, which is an indefinite delivery, indefinite quantity (IDIQ) contract and does not have a funding amount, and therefore is not included in backlog. In August 2001, this contract was renewed for one additional year expiring in September 2002.

Costs and Expenses

Cost of sales was $1.1 million, or 70.8% of sales, for the quarter ended July 31, 2001, compared to $2.3 million, or 75.6% of sales, for the quarter ended July 31, 2000. Cost of sales was $3.9 million, or 66.0% of sales, for the nine-month period ended July 31, 2001, compared to $8.2 million, or 70.4% of sales, for the nine-month period ended July 31, 2000. The decrease in cost of sales for the current quarter was primarily due to decreased sales generated by the Old Dominion Systems division. The decrease in cost of sales for the current nine-month period was primarily due to decreased sales generated by the Contact Center Solutions and Old Dominion Systems divisions.

Contact Center Solutions Costs and Expenses

Cost of sales was $0.8 million, or 70% of Contact Center Solutions sales, for the quarter ended July 31, 2001, compared to $0.9 million, or 67% of Contact Center Solutions sales, for the quarter ended July 31, 2000. Cost of sales was $2.6 million, or 66% of Contact Center Solutions sales, for the nine month period ended July 31, 2001, compared to $3.0 million, or 54% of Contact Center Solutions sales, for the nine month period ended July 31, 2000. The increases for the current quarter and nine-month period, as a percentage of sales, were primarily due to a reduction in sales for the Contact Center Solutions division during the current period.

Selling, general and administrative expenses were $0.9 million, or 71% of Contact Center Solutions sales, for the quarter ended July 31, 2001, compared to $0.7 million, or 51% of Contact Center Solutions sales, for the quarter ended July 31, 2000. Selling, general and administrative expenses were $3.1 million, or 76% of Contact Center Solutions sales, for the nine month period ended July 31, 2001, compared to $2.2 million, or 39% of Contact Center Solutions sales, for the nine month period ended July 31, 2000. The increase for the current nine-month period, as a percentage of sales, was primarily due to decreased sales generated by the Contact Center Solutions division. The increase for the current nine month period, in dollar amount, was primarily due to a one-time charge of $410,000 for the write-off of a bad debt in the second quarter of fiscal 2001 and for increased expenses for sales and marketing as the Company continued to build its sales force and expand its marketing programs. The Company continues to undertake significant expense reduction activity including a 30% reduction in staff since July 2001.

Research and development expenses for Contact Center Solutions reflect costs associated with the development of applicable software and product enhancements for the products of the Contact Center Solutions division. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $370,000, or 31% of Contact Center Solutions sales, for the quarter ended July 31, 2001, compared to $342,000, or 25% of Contact Center Solutions sales, for the quarter ended July 31, 2000. Research and development expenses were $1.0 million, or 28% of Contact Center Solutions sales, for the nine month period ended July 31, 2001, compared to $1.0 million, or 18% of Contact Center Solutions sales, for the nine month period ended July 31, 2000. The increases for the current quarter and nine-month period, as a percentage of sales, were primarily due to decreased sales generated by the Contact Center Solutions division.

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

Old Dominion Systems Costs and Expenses

Cost of sales was $0.3 million, or 73% of Old Dominion Systems sales, for the quarter ended July 31, 2001, compared to $1.4 million, or 83% of Old Dominion Systems sales, for the quarter ended July 31, 2000. Cost of sales was $1.2 million, or 66% of Old Dominion Systems sales, for the nine months ended April 30, 2001, compared to $5.2 million, or 85% of Old Dominion Systems sales, for the nine months ended July 31, 2000. The decreases were primarily due to reduced operations, reduced overhead expenses, and fewer employees of the Old Dominion Systems division.

Selling, general and administrative expenses were $77,000, or 18% of Old Dominion Systems sales, for the quarter ended July 31, 2001, compared to $213,000, or 13% of Old Dominion Systems sales, for the quarter ended July 31, 2000. Selling, general and administrative expenses were $230,000, or 13% of Old Dominion Systems sales, for the nine months ended July 31, 2001, compared to $664,000, or 11% of Old Dominion Systems sales, for the nine months ended July 31, 2000. The decreases, in dollar amounts, were primarily due to reduced operations and fewer employees of the Old Dominion Systems division. The increases, as a percentage of sales, were primarily due to decreased sales generated by the Old Dominion Systems division.

Net Other Income (Expense)

The Company had net other expense of $16,000 for the quarter ended July 31, 2001, compared to net other income of $11,000 for the quarter ended July 31, 2000. The company had net other income of $14,000 for the nine months ended July 31, 2001, compared to net other income of $4,000 for the nine months ended July 31, 2000. Net other expense for the quarter ended July 31, 2001 consisted primarily of interest expense and bank fees associated with the Company's credit facility. Net other income for the nine months ended July 31, 2001 also included the recognition of the deferred gain on the sale of the Company's European subsidiary in the first quarter of fiscal 2001. Net other income for the quarter and nine month periods ended July 31, 2000 consisted primarily of interest expense, interest income, and miscellaneous bank fees associated with the renewal of the Company's credit facility.

Benefit (Provision) For Income Taxes

For the quarter and nine months ended July 31, 2001 there was no benefit or provision recorded for income taxes. For the nine months ended July 31, 2000, the benefit for income taxes of $56,000 consisted of refunds of federal and state income taxes.

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

Liquidity and Capital Resources

Working capital was ($734,000) as of July 31, 2001 and was $1.7 million as of October 31, 2000. This decrease was primarily attributable to a decrease in cash and cash equivalents of $1.5 million and a decrease in receivables of $1.2 million, offset by a decrease in current liabilities of $0.3 million. Cash and cash equivalents were $0.1 million as of July 31, 2001 compared to cash and cash equivalents of $1.6 million as of October 31, 2000. This decrease, was primarily due to the net loss of $2.4 million for the nine months ended July 31, 2001, a decrease in accrued compensation of $0.4 million and purchases of fixed assets of $0.3 million during the nine months ended July 31, 2001. Accounts receivable were $0.4 million as of July 31, 2001 compared to $1.6 million as of October 31, 2000. The decrease was primarily due to decreased sales in the Contact Center Solutions division.

In January 2001, the Company renewed its revolving line-of-credit facility with Silicon Valley Bank which allows the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only in its discretion. The line-of-credit, which expires in January 2002, bears interest at the bank's prime rate plus 2.0% (8.5% at July 31, 2001), and contains a minimum monthly interest charge as well as a monthly collateral fee and an up-front commitment fee of $35,000. The line subjects the Company to a financial covenant of maintaining a minimum tangible net worth tested on a monthly basis. The line also subjects the Company to a number of restrictive covenants, including restrictions on encumbrance of assets, mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line is secured by all of the Company's assets. At September 14, 2001, the Company was not in compliance with the financial covenant of maintaining a minimum of $1,500,000 of stockholders' equity or with the negative covenant restricting specified encumbrances of the Company's assets. At September 14, 2001, there was no outstanding debt against this line of credit. The Company may not borrow funds under this line-of-credit facility until it regains compliance with all covenants under the facility or obtains a waiver of the application of the covenants from Silicon Valley Bank. In the event the Company regains compliance with the facility's covenants, the ability of the Company to borrow under the facility will remain subject to the right of the bank to make loans only in its discretion.

In July 2001, the Company borrowed $200,000 from its principal stockholder, TFX Equities Incorporated, in the form of a secured demand note. The note bears interest at the rate of 12% per annum. In August 2001, the Company borrowed an additional $190,000 from TFX Equities, which was also in the form of a demand note and bears interest at the rate of 12% per annum. The proceeds are being used for corporate operations.

The Company is currently in discussions with TFX Equities regarding borrowing additional funds from TFX Equities and issuing convertible notes to TFX Equities. The Company is likely to proceed with the transaction with TFX Equities unless the Company receives additional cash flow from operations sufficient to make such borrowing unnecessary.

The Company believes that its existing sources of funds and possible additional funds from TFX Equities will provide sufficient funds to enable the Company to operate its business as currently planned through the end of the calendar year. In the event that the Contact Center Solutions division does not generate expected sales, or if the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund its currently planned operations, in which case the Company would be required to seek and obtain additional capital through other means, including equity or debt financing, possibly in the very near future. The Company can give no assurance that it will be able to generate sufficient cash flows from operations, including planned or expected sales by the Contact Center Solutions division, or that additional financing arrangements will be available when needed or, if available, that they can be concluded on acceptable terms. Any inability by the Company to generate or obtain sufficient funds would have a material adverse effect on its ability to continue operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has loans in the form of demand notes from TFX Equities, Inc., in the amounts of $200,000 and $190,000, which bear fixed interest in the amount of 12% per annum, payable quarterly. The Company is subject to the risk that fluctuations in the market for such loan instruments will make these loans more or less valuable than they currently are. To the extent market interest rates increase or decrease by 1%, the underlying value of these notes, in the aggregate, increase or decrease. For example, assuming the loan will not be repaid for one year, if the interest rate increases 1%, the value of the loans will decrease by $3,603.00 and if the interest rate decreases by 1%, the value of the loan will increase by $3,646.00.

Part II. OTHER INFORMATION

Item 1    Legal Proceedings
          None

Item 2    Changes in Securities and Use of Proceeds
          In May 2001, the Company issued 40,000 shares of common stock to Murdock Capital Partners Corporation as consideration for financial advisory services. In connection with this issuance, the Company relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not engage in general advertising or general solicitation in connection with the offer and sale of the securities. In addition, the Company provided or made available information concerning the Company and the common stock and obtained investment representations from Murdock Capital Partners.

Item 3    Defaults Upon Senior Securities
          None

Item 4    Submission of Matters to a Vote of Security Holders
          None

Item 5    Other Information
          None

Item 6    Exhibits and Reports on Form 8-K

(a)       The following exhibits are filed herewith:

10.1 $200,000 Demand Note, dated July 11, 2001, among Microlog Corporation, Microlog Corporation of Maryland and TFX Equities, Inc.

(b) The following Current Report on Form 8-K was filed by Microlog during the period covered by this report:

          Date of Report                        Item Reported
          --------------                        -------------

          July 25, 2001               Nasdaq delisting effective July 24, 2001

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

                                     MICROLOG CORPORATION

                                     By: /s/ John C. Mears
                                         --------------------------------------
                                         John C. Mears
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)


                                         /s/ Lynne A. Brisbane
                                         --------------------------------------
                                         Lynne Brisbane
                                         Principal Accounting Officer

Date:  September 14, 2001