Form 10-K
period 2001-10-31
MICROLOG CORP
filed 2002-01-29
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001           Commission File No. 0-14880


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on January 29, 2002, as reported by the Over the Counter Bulletin Board) was approximately $1.02 million dollars. The Common Stock is traded over-the-counter. As of January 29, 2002, 7,106,938 shares of the Registrant's Common Stock were outstanding of which 2,666,667 shares were held by affiliates.
     -----------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
Part I.           Item 1.  Business.......................................................1
                  Item 2.  Properties....................................................12
                  Item 3.  Legal Proceedings.............................................12
                  Item 4.  Submission of Matters to a Vote of Security Holders...........12
Part II.          Item 5.  Market for Registrant's Common Stock and
                           Related Stockholder Matters...................................13
                  Item 6.  Selected Financial Data.......................................13
                  Item 7.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...........................15
                  Item 7A. Quantitative and Qualitative Disclosures About Market Risk....20
                  Item 8.  Financial Statements and Supplementary Data...................20
                  Item 9.  Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure...........................20
Part III.         Item 10. Directors and Executive Officers of the Registrant............20
                  Item 11. Executive Compensation........................................20
                  Item 12. Security Ownership of Certain Beneficial
                           Owners and Management........................................ 20
                  Item 13. Certain Relationships and Related Transactions................20
Part IV.          Item 14. Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K.......................................20

Index to Consolidated Financial Statements...............................................F-1

Schedule II - Valuation and Qualifying Accounts and Reserves.............................S-1

Report of Independent Certified Public Accountants on Supplemental Information...........S-2

Signatures







              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

                  This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to the Company's industry, the Company's ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." The Company cannot promise you that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause the Company's actual results to be materially different from its expectations include those discussed under the caption "Business--Factors That May Affect Future Results of Operations."

                                     PART I

ITEM 1.       BUSINESS

Unless the context otherwise requires, references in this report to "Microlog" or the "Company" are to Microlog Corporation and its consolidated subsidiaries.

GENERAL

Microlog Corporation is an interactive communications software company that provides advanced Web-based customer interaction management products and services for businesses seeking to better serve their customers. Microlog offers an integrated suite of products and services which integrate with existing corporate applications and infrastructure to accomplish both automated response functions, such as interactive voice response, or "IVR," email, and Web, as well as intelligent interactions between customers and contact center agents. Interactions today include telephone, email, Web chat, Web callback, Web collaboration, Web bulletin board, voice over IP, fax and scanned hardcopy mail.

Microlog caters to businesses and institutions looking to serve their customers through advanced, yet user-friendly, customer contact and relationship management systems. This approach advocates retaining or acquiring applications and components which best suit the customer's objectives, while enhancing the customer's experience. Microlog's products and services are designed to serve as middleware to integrate existing components such as legacy applications, database applications, CRM applications, PBX or ACD switches, Web sites, email servers, IVRs, fax servers, in a manner that affords consistent operation across diverse systems and contact types, while preserving investments in the existing components. Microlog's products are Web-centric, which means major functions are accomplished through a central server suite, and only Java-enabled browsers or network computers are required for agent desktop operations. This facilitates lower costs and eases the implementation of distributed operations afforded by Internet technologies.

Microlog's integrated suite of customer contact and relationship management products is called the uniQue(R) (pronounced you-knee-que) family of contact center solutions. This family of solutions includes uniQue RM (Relationship Management), uniQue Web, uniQue eMail, uniQue Voice, uniQue Fax, uniQue VoIP, uniQue CTI, and uniQue IVR. uniQue can be implemented as a total solution, or any family member can be installed as an individual solution for an existing contact center. In addition, businesses can add different uniQue media types in a modular fashion as they expand their customer contact facilities. For example, customers can start with a telephone solution, add an email solution, then add a web solution, and then add a fax solution. This openness and modularity is complemented by uniform and easy-to-use management facilities, as well as comprehensive cross-media statistics and reporting. The name "uniQue" derives from "unified queuing," and this refers to uniQue's ability to allow easy management of multiple media types in one virtual queue, allowing "automated contact distribution," prioritized routing by customer, skills-based routing and multiple campaign management.

To complement its suite of uniQue products, Microlog offers the following services: technology assessment, requirements analysis and documentation, project management, application and software development, system integration, telephony integration, installation, system administration and quality assurance.

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Microlog Corporation of Maryland, Microlog's operating subsidiary, has two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division. The Contact Center Solutions division, which operates the uniQue business generally is described above, represents Microlog's primary focus and product future. Accordingly, the Company is concentrating its resources on developing the Contact Center Solutions division. The charter of the division is to help the Company's customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management.

Through its Old Dominion Systems division, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a significant source of sales and profits, the Company believes that its Old Dominion Systems division will not generate significant future revenue. Revenue generated by the Old Dominion Systems division represented $2.1 million (29%), $7.1 million (49%), and $10.1 million (56%), of Microlog's consolidated revenue for the fiscal years ended October 31, 2001, 2000, and 1999, respectively.

Included in the products of the Contact Center Solutions division is uniQue IVR, which was formerly called both Tivra and Intela. uniQue IVR, which is an interactive voice response software product designed for simultaneous support of multiple interactive voice applications and information solutions, historically has generated significant revenue for Microlog. Revenue generated by uniQue IVR represented $4.5 million (63%), $6.6 million (46%), and $7.9 million

(44%), of Microlog's consolidated revenue for the fiscal years ended October 31, 2001, 2000, and 1999, respectively. Revenue generated in the aggregate by uniQue IVR and the Old Dominion Systems division represented $6.7 million (92%), $13.7 million (95%), and $18.0 million (100%), of Microlog's consolidated revenue for the fiscal years ended October 31, 2001, 2000, and 1999, respectively. Microlog's strategy is to replace the sharply declining revenues of the Old Dominion Systems division and uniQue IVR with increased revenue generated by its newer uniQue products.

As a result, in fiscal 2001, the Company continued to sharpen its focus on the Contact Center Solutions division in general and its uniQue line of products in particular. In order to bring expenses more in line with historical and anticipated revenues for the Contact Center Solutions division, the Company restructured and significantly streamlined its Contact Center Solutions operations in fiscal 2001. If revenue grows and resources become available to the Company, the Company plans to in fiscal 2002 to expand its uniQue sales and marketing efforts, product offerings, and related professional services offerings to provide more comprehensive Contact Center solutions to small- and medium-sized businesses and institutions throughout the United States, primarily in the eastern U.S. Microlog plans to continue to offer its products directly through regional sales representatives, and to begin to offer its products indirectly through OEM and reseller partners, and through hosted or network-based services.

The results of the Company's performance during fiscal years 2001, 2000, and 1999, are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which forms a part of this report in Item 7. That discussion and analysis should be read in its entirety in conjunction with the discussion of the Company's business in this Item 1. Information concerning the Company's operations by business segment is hereby incorporated by reference to Note 1 of the "Notes to Consolidated Financial Statements," which are included in Item 8 of this Report.

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

CRM's development across the vertical markets is evidenced by Gartner Dataquest's forecasts showing that the financial services, high-technology (included in manufacturing), telecommunications and utilities industries are among the early adopters of CRM. They have quickly understood the CRM concept and have been willing to make the investments necessary to adopt enterprise-wide solutions. Often, these early adopters are willing to adopt CRM in one of two ways -- by working with point solutions for immediate functionality or by investing in highly-customized and functional solutions from consultants and systems integrators. Microlog's strategy for addressing this characteristic is to produce a middleware solution that can be highly customized and integrated for a total solution, but at the same time is offered via modular features which present customers with the opportunity to do a phased implementation of "point solutions," growing with upgrades as their needs dictate. Microlog's direct and indirect services provide the consulting and customization services necessary to complete the solutions customers want. Microlog believes that customers will pay for complete solutions, including consulting and IT services, because their own internal resources often are too stretched to accommodate the need for additional projects such as CRM integration.

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

UNIQUE(R) CONTACT CENTER SOLUTIONS

Microlog's uniQue family of software products offers open architecture, cross platform solutions for customer contact centers. uniQue is designed for the contact center with 5 to 1,000 agents and integrates all of the contact center's telephony, computer and business applications. uniQue is designed for the contact center manager and offers the agent tools necessary to handle customer interactions.

Microlog's uniQue product is in its third major release phase. uniQue release
1.5 was first demonstrated in September 1998, and was generally available in November 1998. The function of this release was limited to telephone call control, although the current functions of management, statistics, and the agent interface were available at that time, albeit in a more limited capacity.

uniQue 2.0.0, which adds the other major media contact types discussed below and major functional enhancements, went into limited availability trial testing in September 1999. uniQue 2.0.0 was generally available as of February 2000. uniQue
2.1.0 was generally available as of September 2000 and 2.1.1 was generally available as of October 2000.

uniQue 2.2.0, which adds significant security enhancements, collaboration options, and integration capabilities, was released in December 2000. Subsequent point function releases 2.2.1, 2.2.2, 2.2.3, 2.2.4, and 2.2.4.1 were released in January, February, March, June, and August 2001, respectively. As of the date of this report, uniQue release 3.0 is in the final stages of development and will mark the next significant uniQue enhancement.

THE UNIQUE PRODUCT INCLUDES THE FOLLOWING FEATURES:

MULTIPLE MEDIA - uniQue accepts and intelligently routes all customer contacts, whether from a traditional telephone call, Web contact, email, facsimile, or even simple postal mail. By accepting any type of contact from customers, uniQue becomes the single source repository of all customer interaction provides the user with a powerful information tool that summarizes customer behavior and provides customer satisfaction.

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

UNIQUE IVR(TM)

The uniQue IVR (formerly Tivra) platform is a Contact Center Solutions product designed for simultaneous support of multiple interactive voice applications and information solutions. Prices for uniQue IVR systems are dependent on the number of ports in the system (from 5 to over 1,000), the amount of voice storage, the need for additional equipment, and the time needed to develop a customized application.

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

SALES AND MARKETING

The sales model for uniQue is direct at first, with indirect sales over time. The direct sales experience is important to the first phases of the product roll-out in order to provide responsive service to customers, to obtain direct feedback on the usability and marketability of the product as initially conceived, and to allow the Company to develop a certification program for indirect sales representatives to ensure that the product will be properly represented and supported. The indirect channel development will be important to building sales volume beyond the capabilities of the current direct sales staff to reach some market segments. Indirect sales methods could range from simple lead sharing in informal partnership arrangements to formal value added remarketer representation of the product, to actual packaging of the product under another brand, which is referred to as an original equipment manufacturer, or "OEM," relationship. Microlog is currently seeking appropriate indirect relationships within this spectrum of possibilities, and we believe that indirect sales will represent a key to the long-term success of uniQue. The Company initiated its first OEM relationship late in fiscal 2000 and plans to add an expanding group of indirect partners over time. The Company plans that indirect partners will make a more significant contribution to sales of uniQue during the latter portions of fiscal 2002.

The Company has a sales and marketing team, which currently consists of seven employees primarily located in the Washington-Baltimore metropolitan area, including an experienced director of sales and marketing. Sales personnel are also located in Georgia. This team focuses on direct sales, technology partners, and value-added resellers of the Company's products in the eastern United States. Sales and marketing activities will continue to focus on certain markets, including contact centers, health care, utilities, and Federal, state and local governments.

The Company compensates its direct and distribution sales personnel through a base salary plus commission, which generally represents a percentage of the net sales for which the sales personnel is responsible.

SERVICES

The Company provides limited warranties for parts and labor on its products generally for 90 days from the date of delivery. The Company also offers its customers annual maintenance contracts under which the Company maintains and services the systems. Annual maintenance fees generally are established as a percentage of the purchase price of the system and can vary depending on the scope of coverage, which ranges from normal business hours to 24-hour or weekend assistance.

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

Some competitors are established telephony vendors and have added the new media types to their ability to process telephony. These include Avaya, Inc. (formerly Lucent), Nortel Networks, and Aspect Communications as examples. Traditional CTI vendors have added this capability to their offerings, an example of which is Genesys (Alcatel). Stand alone point solution companies competing in this space include Interactive Intelligence Inc., Cosmocom, Inc., eGain Communications Corporation, eShare Communications Corporation, and Apropos Technology. Application provider competitors include Siebel Systems, Nortel Networks (Clarify), and Peoplesoft (Vantive) as examples. Additionally, network component companies are also interested in the market, most notably Cisco Systems with its acquisition of Webline (Internet based contact management), Geotel Communications Corporation (Network routing) and Summa Four, Inc. (traditional telephony switches).

BACKLOG

As of October 31, 2001, the Company had a backlog of existing orders for the Contact Center Solutions division totaling $753,000. By comparison, the backlog, as of October 31, 2000, was $1.7 million. The Company has at various times in the past experienced, and in the future may experience, fluctuations in its backlog attributable to the seasonality of governmental purchases. The Company anticipates that all of the outstanding orders at October 31, 2001 will be shipped and the sales recognized during fiscal 2002. Although the Company believes that its entire backlog of orders consists of firm orders, because of the possibility of customer changes in delivery schedules and delays inherent in the government contracting process, the Company's backlog as of any particular date may not be indicative of actual sales for any future period.

RESEARCH AND DEVELOPMENT AND PRODUCT ENGINEERING

Research and development expenses for fiscal 2001 were focused on the broader uniQue family, with incremental investments in the uniQue IVR product. uniQue 2.2.0, which adds significant security enhancements, collaboration options, and integration capabilities, was released in December 2000. Subsequent point function releases 2.2.1, 2.2.2, 2.2.3, 2.2.4, and 2.2.4.1 were released in January, February, March, June, and August 2001, respectively, with additional capabilities in form collaboration, reporting enhancements, usability, administration, and voice messages as a contact type. uniQue IVR enhancements were in the areas of specific custom and re-usable application extensions for individual customers plus additional voice recognition and speech synthesis capabilities. The Company, in providing special features, application development, and system integration services to its customers, undertakes a significant amount of custom engineering. The Company is subject to the risk that it may not have the financial resources to maintain a competitive research and development strategy.

The following table sets forth for the periods indicated the Company's research and development expenditures and the percentage of interactive communications net sales represented by these expenditures.

                      RESEARCH AND DEVELOPMENT EXPENDITURES
                    (In thousands, except percentage amounts)

                                                 YEAR ENDED OCTOBER 31,
                                                 ----------------------
                                                 2001     2000     1999
                                                 ----     ----     ----

Research and development expense                $1,376   $1,350   $2,870

Percentage of Contact Center Solutions sales        27%      18%      36%

Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

MANUFACTURING AND OPERATIONS

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company's systems are primarily in the software provided with the equipment and in the specific applications development designed for the customer. Systems are built to order as they vary in size and sophistication of software modules. Equipment assembly, along with testing and quality control, are performed at its Germantown, Maryland facility. Microlog currently has one employee in its manufacturing group, and outsources almost all of the system assembly and test work. The Company generally uses standard parts and components obtained from a variety of computer vendors and specially configures these components to produce the hardware for its systems. Certain components used in the Company's products are presently available from limited sources. To date, the Company has been able to obtain supplies of these components at reasonable prices and in a timely manner from these sources.

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

The Company has patents on an Interactive Audio Telecommunications Message Storage, Forwarding and Retrieval System, a Software Switch for Digitized Audio Signals, an Automated Telephone System Using Multiple Languages, a Telecommunications System for Transferring Calls without a Private Branch Exchange, Detection of TDD Signals in an Automated Telephone System, an Automated Telephone System with TDD Capability, an Automated Announcement System, Methods for Communicating with a Telecommunications Device for the Deaf
(TDD) and Apparatus and Method for Coupling an Automated Attendant to a Telecommunications System. The Company also has pending patent applications on a Method and System for Enabling Computer Terminals in a Call Center Environment to Display and Perform Telephony Related Functions, and a Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.

Microlog, Truant, CINDI, CallStar FXD, APRS, Connecting People to a World of Information, The Automated Collector, uniQue, The Best Seat In The House, Strategic Team of Elite Partners, are all registered trademarks owned by the Company. INTEL Corporation filed oppositions with the PTO Trademark Trial and Appeal Board against the Company's federal trademark applications for the marks Intela, VCS Intela, Intelaware, Intelaview, and Intelapowerdial (the "Intela marks"). This consolidated opposition proceeding has been settled and, under the terms of the settlement agreement, the Company has abandoned its applications for and ceased use of the Intela marks. Products formerly branded with the Intela marks are now branded with the Company's "uniQue IVR" family of marks.

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

OLD DOMINION SYSTEMS DIVISION

GENERAL

Since the early 1970s, the Company has been providing performance analysis and technical and administrative support services, principally in the form of data processing and analysis, engineering and scientific analysis, and computer services, to government and commercial customers. These services, which compose the Company's original business, are provided through Old Dominion Systems, a division of Microlog Corporation of Maryland. The principal customer for the Company's performance analysis and technical and administrative support services is The Johns Hopkins University's Applied Physics Laboratory (APL), a United States Navy contractor, for which the Company has been performing services since 1972. Sales from contracts with APL accounted for 30%, 49%, and 56% of the Company's sales for fiscal years 2001, 2000, and 1999, respectively. Although this segment of the Company has historically provided a stable source of sales and profits, due to a change in policy regarding contract labor positions by APL, the Company no longer provides significant services to APL.

SERVICES

The Company's performance analysis and support services personnel perform a variety of analytical and science-related support services under one contract. These services usually are performed on the customer's premises or at test-site locations. The Company's technical staff works jointly with the customer's scientists and engineers in the acquisition, processing, analysis, and management of certain major systems data. The technical support rendered by the Company includes real-time data acquisition, digital signal processing, spacecraft operations, software development and systems applications, data management, and data analysis.

The Company's employees perform various technical support services in connection with several Ballistic Missile Defense Organization (BMDO) projects. These include advanced technical support in the design, development, and implementation of space-qualified equipment, systems analysis, and the operation of a VAX computer-based mission control center for the MSX mission.

BACKLOG

As of October 31, 2001, the Company had no backlog of funding on existing contracts for Old Dominion Systems. The Company's existing contract is the indefinite delivery, indefinite quantity (IDIQ) type, which generally does not have a funding amount, and therefore are not included in backlog. The Company expects to continue to provide a minimal amount of services to APL in fiscal year 2002.

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

COMPANY EMPLOYEES

As of January 29, 2002, the Company's two divisions employed a total of 40 persons, including two part-time employees, compared to 89 persons as of January 19, 2001. Of the Company's employees as of January 29, 2002, 34 worked in the Company's Contact Center Solutions division and 6 worked in the Old Dominion Systems division. Three individuals in the Contact Center Solutions division serve as officers or managers or perform administrative services for both divisions of the Company.

The Company believes that its success will continue to depend, in part, on its ability to attract and retain skilled sales and marketing, technical, and management personnel. Because of the high turnover rate typically associated with sales and marketing personnel, the Company anticipates that it will need to augment and/or replace some of the sales and marketing personnel. The Company has not usually experienced any significant difficulty in hiring qualified technical personnel. Neither of the Company's divisions is a party to a collective bargaining agreement, and the Company considers its employee relations to be satisfactory.

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

The Company's business is subject to a number of risks, including the following:

IF WE FAIL TO GENERATE INCREASED REVENUES FROM OUR UNIQUE CONTACT CENTER PRODUCTS IN THE NEAR TERM, OUR BUSINESS WILL BE MATERIALLY ADVERSELY AFFECTED AND WE MAY NOT BE ABLE TO PAY ALL OF OUR EXPENSES.

We began to focus most of our resources on our uniQue contact center products during fiscal 2001, but have not been able to generate the revenues from sales of these products in the amounts or within the time frame we had expected. We cannot provide assurance that our uniQue contact center products will generate additional revenue in the near term. If we fail to generate increased revenues from our uniQue contact center products in the near term or raise additional financing, our business will be materially adversely affected and we may not be able to pay all of our expenses in 2002.

WE WILL REQUIRE ADDITIONAL CAPITAL AND, IF ADEQUATE FUNDS ARE NOT AVAILABLE, WE MAY NOT BE ABLE TO PAY ALL OF OUR EXPENSES.

We currently estimate that our current sources of funds will enable us to fund our business as currently planned at least through April 2002. Thereafter, we may need additional debt or equity financing in order to pay all of our expenses. If adequate funds are not available to us, we believe, based on our current expectations, that we may not be able to pay all of our expenses after April 2002. Since 1999, we have substantially relied on TFX Equities, Inc. for our financing needs. While we anticipate closing on an additional round of funding of $500,000 in February 2002 with TFX Equities, we cannot assure you that TFX Equities will provide us with necessary funds in the future. If we are not able to acquire funds from TFX Equities or other third parties as needed, we may be forced to find a buyer for the Company's business or discontinue operations.

In addition, if we are unable to increase revenue of the products of our Contact Center Solutions division as currently planned or if we need or choose to expend more on sales and marketing or product development than currently anticipated we may need to raise additional funds or to raise funds sooner than anticipated. Our ability to obtain additional debt financing is limited by provisions of our credit facility agreement with TFX Equities.

WE HAVE INCURRED SIGNIFICANT LOSSES IN RECENT YEARS AND WE MAY NOT ACHIEVE PROFITABILITY.

We have not had a profit from operations for several years. We incurred a net loss of $4.7 million for our 1999 fiscal year, a net loss of $475,000 for our 2000 fiscal year and a net loss of $3.2 million for our 2001 fiscal year. As of October 31, 2001, the end of our 2001 fiscal year, we also had an accumulated deficit of $20.2 million. In addition, we believe that our strategy to focus exclusively on the operations of our Contact Center Solutions division may continue to adversely affect our ability to reach operating profitability. We anticipate that our expenses may exceed our total sales in fiscal 2002 and possibly thereafter. As a result, we may continue to experience losses and negative cash flow from operations, and we will need to seek debt or equity financing in order to sustain operations until we reach profitability.

OUR TOTAL SALES MAY CONTINUE TO DECLINE SIGNIFICANTLY BECAUSE WE DO NOT EXPECT OUR OLD DOMINION SYSTEMS DIVISION TO GENERATE ANY SIGNIFICANT SALES FOR US.

We have lost a significant source of sales with the change in policy regarding contract labor positions by the Applied Physics Laboratory of John Hopkins University, the principal customer of our Old Dominion Systems division. Through fiscal 2001, a substantial portion of our total sales were generated by performance analysis and technical and administrative support services through our Old Dominion Systems division for the Applied Physics Laboratory, which now performs most of these services internally. The Old Dominion Systems division historically has provided a stable source of sales and this portion of our business offset in part losses from the other portions of our business, including the Contact Center Solutions division. We believe that sales generated by our Old Dominion Systems division will continue to decrease significantly as a result of the change in policy regarding contract labor positions by the Applied Physics Laboratory. We expect that this loss of revenue, combined with unexpectedly longer sales cycles and adverse market conditions experienced by our Contact Center Solutions division, may cause our net revenue for future periods to be significantly less than our net revenue from prior periods.

MOST OF OUR SALES PERSONNEL ARE NEW TO OUR COMPANY AND WE MAY CONTINUE TO EXPERIENCE DECREASED SALES AS WE INTEGRATE AND TRAIN OUR NEW HIRES.

We have hired new sales personnel during the last year. It has taken time, and it may take additional time, for our new sales people to be able to market and sell our products effectively. This has reduced, and may continue to reduce, our ability to increase our revenues.

THE DEVELOPMENT OF NEW PRODUCTS REQUIRES SIGNIFICANT EXPENDITURES, WHICH WE MAY NOT HAVE, AND WE MAY NOT EXPERIENCE ANY BENEFITS FROM SUCH EXPENDITURES IF OUR NEW PRODUCTS ARE NOT ACCEPTED IN THE MARKETPLACE.

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, product life cycles and customer demands. To keep pace with technological developments, evolving industry standards and customer needs, we must enhance existing products and develop new products. As a result of the complexities inherent in our applications, major new products and product enhancements require long development and testing periods and significant resources. We may not be successful in developing, marketing and releasing new products or enhancements that adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. We also may not have sufficient funds to undertake the research, development or marketing activities that we otherwise determine are necessary to successfully sell our uniQue products. We have experienced an unexpectedly long period of time seeking a significant degree of market acceptance for our uniQue family of software products, which is our primary product, and we cannot assure you that our uniQue products will gain such market acceptance. If release dates of any future products or enhancements are delayed for any reason, or if these products or enhancements fail to achieve market acceptance when released, we may not generate any benefits from the time and resources we have expended and may be forced to seek a buyer for our business or discontinue operations. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our revenues.

WE FACE COMPETITIVE PRESSURES, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON US.

The market for our interactive communications applications and software products is highly competitive and we expect competition to increase in the future. We may not be able to compete effectively against current and future competitors. Currently, our competition comes from several different market segments, including telecommunications equipment vendors, telephony platform developers, stand alone point solutions and application providers. Because our industry is evolving and is characterized by rapid technological change, it is difficult for us to predict when new technologies or new competitors may be introduced into our market. Some of our current and potential competitors have longer operating histories, greater financial, technical, marketing and customer service resources, greater name recognition and a larger customer base than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of revenues, which could have a material adverse effect on our business, financial condition and operating results.

FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH DISTRIBUTORS, RESELLERS, TECHNOLOGY VENDORS AND SYSTEMS INTEGRATORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We seek to establish strategic relationships with distributors, resellers and technology vendors that we believe are important to our sales, marketing and support activities and to the implementation of our products. We believe that relationships with these organizations will expand the distribution of our products and provide us with technical assistance for our product development efforts. Our current and potential customers also may rely on third-party system integrators to develop, deploy or manage our uniQue applications. If we do not establish and maintain relationships with these companies or if these companies do not devote the resources necessary to help sell or develop our products, our business, operating results and financial condition would be adversely affected.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS ADEQUATELY, WHICH COULD ALLOW THIRD PARTIES TO COPY OR OTHERWISE OBTAIN AND USE OUR TECHNOLOGY WITHOUT AUTHORIZATION.

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, patent, trademark and trade secret laws, as well as confidentiality agreements with employees, distributors and customers. The current copyright, patent, trademark and trade secret laws provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions with every employee, distributor and customer, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Further, although we have two patents pending, we do not yet have patent protection for our software. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy certain aspects of our software or hardware or obtain information which we regard as a trade secret. Unauthorized copying, use or reverse engineering of our products could materially harm our business.

OUR LARGEST SHAREHOLDER HAS THE ABILITY TO APPOINT MEMBERS TO OUR BOARD OF DIRECTORS AND TO CONTROL MAJOR DECISIONS INVOLVING OUR BUSINESS AND ASSETS.

Our largest shareholder, TFX Equities, Inc., owns approximately 37.5% of our outstanding common stock as of October 31, 2001 and has the ability to acquire approximately up to an additional 15% of our common stock upon the conversion of convertible subordinated promissory notes it holds and upon exercise of Series A convertible preferred stock it is entitled acquire as of that date. In addition, we are obligated to take all actions within our control to cause two designees of TFX Equities to be nominated for election to our board of directors and to cause one additional director that is acceptable to TFX Equities to be appointed to our board of directors. Messrs. John D. Sickler, Randall P. Gaboriault and W. Joseph Brookman currently serve on our board of directors pursuant to these provisions. We also are not permitted to engage in specified business combinations, amend our organizational documents, issue any securities other than pursuant to our option plans or in the ordinary course of our business, guarantee or assume specified liabilities of third parties, pay dividends, change the size of our board of directors or engage in other specified corporate activities without the prior consent of TFX Equities. These provisions generally will terminate when TFX Equities ceases to own at least 15% of our outstanding common stock or, if later, when the obligations of TFX Equities under our credit facility agreement have terminated and none of the convertible promissory notes remain outstanding. As a result of the foregoing, TFX Equities has the right to control most major decisions involving our company or its assets. These rights of TFX Equities also may render more difficult or discourage a takeover attempt even if a change of control of our company would be beneficial to the interests of our stockholders generally.

We may seek additional debt or equity financing from TFX Equities in the future, although there is no guarantee of such funding. If we were to obtain additional debt or equity financing from TFX Equities, its ability to control decisions involving our company or its assets could increase.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US.

A third party could claim that our technology infringes its proprietary rights. As the number of software products in our target markets increases and the functionality of these products overlap, we believe that software developers may face infringement claims. For example, various patent rights have been asserted against interfaces between PBX telephone hardware and computer network systems. Claims of infringement of these patents could have a materially adverse affect on us if these patents were interpreted broadly. Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our customers with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, which could cost us extensive time and financial resources.

OUR PRODUCTS COULD HAVE ERRORS OR DEFECTS, WHICH COULD REDUCE OUR SALES OR INCREASE COSTS.

Our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Errors in new products or releases could be found after commencement of commercial shipments, which could result in additional development costs, diversion of technical and other resources, product liability claims against us, or the loss of credibility with current or future customers. This in turn could result in a loss of revenue or delay in market acceptance of our products. Our customers generally use our products together with products from other vendors. When problems occur, it may be difficult to identify the source of the problem. As a result, even if these problems are not caused by our products, they may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel and cause significant customer relations problems.

OUR QUARTERLY OPERATING RESULTS HAVE VARIED SIGNIFICANTLY.

Our sales and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

         o  level of product and price competition;

         o  length of our sales cycle and customer purchasing patterns;

         o  delay or deferral of customer implementation of our products;

         o success or lack of success in expanding our customer support organization, direct sales force and indirect distribution channels;

         o  our ability to develop new products and control costs;

         o  timing of new product introductions and product enhancements;

         o  activities of and acquisitions by competitors; and

         o  timing of new hires and allocation of our resources.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations in any particular period. These fluctuations will make period-to-period comparisons of our financial condition less meaningful and could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE A LENGTHY PRODUCT SALES CYCLE, WHICH HAS CONTRIBUTED, AND MAY CONTINUE TO CONTRIBUTE, TO THE QUARTER TO QUARTER VARIABILITY OF OUR REVENUES AND OPERATING RESULTS.

We have generally experienced a lengthy product sales cycle, averaging approximately three months to as much as one year. Due to the unique characteristics of our products, our prospective customers' decisions to purchase our products often require significant investment and executive level decision making. We also believe that many companies currently are not aware of the benefits of the products we provide. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, and potential customers may take many months to make purchasing decisions. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter. Also, since the risk of not closing on a sale increases with the length of the product sale cycle, the lengthy sales cycle effectively could cause a decline in our revenues and operating results.

The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

         o  customers' budgetary constraints;

         o  the timing of customers' budget cycles;

         o concerns by customers about the introduction of new products by us or our competitors; and

         o potential downturns in general economic conditions, including reduction in demand for our products and services.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future offerings of equity securities. TFX Equities has demand and piggyback registration rights which entitle TFX Equities, with limited exceptions, to have us register up to the maximum of 3,750,000 shares of common stock that are issuable upon exercise of outstanding convertible promissory notes or other rights of TFX Equities to purchase shares of our common stock. If we borrow additional funds from TFX Equities, we may issue additional securities subject to registration rights.

The Company has been experiencing reduced demand, increased competition, and reduced margins in the interactive voice response area, which was a major thrust of the Company prior to the development of the uniQue product family. The Company attributes the decline in IVR sales to market forces. The Company believes that interactive voice response systems in general, and certain vertical sub-segments of this market in particular, are in the maturing phase of market evolution for stand-alone systems. Accordingly, competition has increased, industry consolidation is on-going, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IVR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in increased margin pressure and greater difficulty in making sales directly. The Company's response to this has been to increase its R&D in the uniQue(TM) product family to address the larger opportunity in customer relationship management associated with corporate contact centers, and to offer professional turnkey services associated with the integration of those modern customer contact centers. This addresses not only traditional voice types of contacts, but also e-mail, fax, Web callback, IP telephony, chat, Web bulletin board, and hardcopy mail, thereby expanding the Company's addressable market. The Company believes that this approach yields sales potential due to the trend in corporate process re-engineering in customer relationship management, and in outsourcing of related transactions and application development.

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

ITEM 2.       PROPERTIES

The Company presently leases and occupies the 24,000 square foot building in Germantown, Maryland, which it uses for its principal executive offices and its interactive communications operations center. In September 1999, the Company entered into a 10-year lease commitment on the building, which extends through 2009. In December 2001, the Company subleased approximately one quarter of the building as an expense reduction measure. The sublease has an initial term of two years, renewable thereafter annually.

ITEM 3.       LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. To date, Management believes that such litigation and claims are without merit and will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The common stock is presently traded on the Over The Counter Bulletin Board Market under the symbol "MLOG." The following table sets forth for the last two years the high and low sales prices per share of the common stock as reported by the Nasdaq SmallCap Market or the Over The Counter Bulletin Board Market:

                                                   High            Low
                                                   ----            ---
Fiscal Year Ended October 31, 2001
First Quarter                                      $1.25          $ .44
Second Quarter                                       .94            .47
Third Quarter                                        .95            .20
Fourth Quarter                                       .43            .15

Fiscal Year Ended October 31, 2000
First Quarter                                      $1.91          $1.06
Second Quarter                                      4.13           1.22
Third Quarter                                       2.13           1.06
Fourth Quarter                                      1.50           0.75

On January 19, 2002, there were approximately 210 holders of record of the common stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

On July 23, 2001, the Company was notified by the Nasdaq SmallCap Market System that it had failed to maintain the standard of a minimum bid price of $1.00 per share of common stock and that it had failed to meet the $2,000,000 minimum net tangible assets requirement. Accordingly, Nasdaq delisted the Company's securities from the Nasdaq Stock Market, effective at the open of business on July 24, 2001.

DIVIDEND POLICY

The Company has not paid any cash dividends in over ten years and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for Microlog. The selected historical income statement data for each of the fiscal years ended October 31, 2001, 2000, and 1999 and the selected historical balance sheet data for the years then ended have been derived from the consolidated financial statements that have been audited by Grant Thornton LLP, independent accountants. The selected historical income statement data for each of the fiscal years ended October 31, 1998 and 1997 and the selected historical balance sheet data for the years then ended have been derived from the consolidated financial statements that have been audited by Pricewaterhouse-Coopers LLP, independent accountants.

                                              INCOME STATEMENT DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

                                                                   YEAR ENDED OCTOBER 31,
                                         --------------------------------------------------------------------------
                                          2001            2000             1999         1998                1997
-------------------------------------------------------------------------------------------------------------------
Sales                                     $ 7,201         $ 14,527        $ 18,023       $ 26,457          $ 31,768
(Loss) income from operations              (3,142)            (540)         (4,754)        (6,430)            2,374
Net (loss) income                          (3,175)            (475)         (4,693)        (8,641)            3,732
Net (loss) income per share:
   Basic                                  $ (0.45)        $  (0.07)       $  (1.02)      $  (2.02)         $   0.89
   Diluted                                $ (0.45)        $  (0.07)       $  (1.02)      $  (2.02)         $   0.82

                                                             BALANCE SHEET DATA (IN THOUSANDS):

                                                                         OCTOBER 31,
                                         --------------------------------------------------------------------------
                                         2001             2000             1999         1998                1997
-------------------------------------------------------------------------------------------------------------------
Working capital (deficit)                 $(1,067)        $  1,696        $  1,818       $  1,953          $  6,671
Total assets                                1,599            4,718           6,426          8,560            17,055
Long-term obligations, net
  of current maturities                       392              229              --             74               142
Stockholders' equity (deficit)               (601)           2,443           2,804          3,370            11,888
-------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unless otherwise indicated, all dollar amounts have been rounded to the nearest hundred thousand.)

                                                                                            PERIOD-TO-PERIOD
                                                                                                PERCENTAGE
                                                          PERCENTAGE OF SALES                    CHANGES
                                                         YEAR ENDED OCTOBER 31,              2000      1999
                                                     ------------------------------           to        to
                                                           2001      2000      1999          2001      2000
                                                     -------------------------------       --------------------
Sales:

  Contact Center Solutions                                70.4%     50.8%     43.8%          (31.4%)    (6.5%)
  Old Dominion Systems                                    29.6%     49.2%     56.2%          (70.0%)   (29.5%)
------------------------------------------------------------------------------------       --------------------

  Total sales                                            100.0%    100.0%    100.0%          (50.4%)   (19.4%)
------------------------------------------------------------------------------------       --------------------

Costs and expenses:
  Cost of sales                                           67.0%     69.1%     74.6%          (51.9%)   (25.4%)
  Selling, general and administrative                     56.5%     25.3%     32.0%           10.6%    (36.2%)
  Research and development                                19.1%      9.3%     15.9%            1.9%    (53.0%)
  Restructuring                                            1.0%      0.0%      3.9%          100.0%   (100.0%)
------------------------------------------------------------------------------------       --------------------

Total costs and expenses                                 143.6%    103.7%    126.4%          (31.4%)   (33.9%)
------------------------------------------------------------------------------------       --------------------

Investment and other income
  (expense), net                                          (0.5%)     0.0%      0.4%         (483.6%)   (85.5%)
------------------------------------------------------------------------------------       --------------------

Loss before income taxes                                 (44.1%)    (3.7%)   (26.0%)         497.3%    (88.7%)
------------------------------------------------------------------------------------       --------------------

Benefit (provision) for income taxes                       0.0%      0.4%      0.0%         (100.0%)     0.0%
------------------------------------------------------------------------------------       --------------------

Net loss                                                 (44.1%)    (3.3%)   (26.0%)         567.6%    (89.9%)
------------------------------------------------------------------------------------       --------------------

RESULTS OF OPERATIONS

A SUMMARY OF INFORMATION ABOUT THE COMPANY'S OPERATIONS BY BUSINESS SEGMENT IS AS FOLLOWS (IN THOUSANDS):

                                                                         YEAR ENDED OCTOBER 31,
                                                            -----------------------------------------------
                                                               2001               2000                1999
-----------------------------------------------------------------------------------------------------------
Sales:
                Contact Center Solutions                     $5,068             $7,383              $7,896
                Old Dominion Systems                          2,133              7,144              10,127
-----------------------------------------------------------------------------------------------------------
                Total sales                                  $7,201            $14,527             $18,023
-----------------------------------------------------------------------------------------------------------

(Loss) income from operations:
                Contact Center Solutions                    ($3,547)             ($947)            ($5,245)
                Old Dominion Systems                            405                407                 491
-----------------------------------------------------------------------------------------------------------
                (Loss) income from operations               ($3,142)             ($540)            ($4,754)
-----------------------------------------------------------------------------------------------------------

The Company had a net loss of $3.2 million (($0.45) per basic and diluted share) for the fiscal year ended October 31, 2001 compared to a net loss of $475,000 (($0.07) per basic and diluted share) from operations for the fiscal year ended October 31, 2000 and a net loss of $4.7 million (($1.02) per basic and diluted share) for the fiscal year ended October 31, 1999.

The Company's net loss for the year ended October 31, 2001 was attributable to continuing decreases in sales in both its Contact Center Solutions division and its Old Dominion Systems Division. The decrease in Old Dominion Systems sales was anticipated as this division's primary customer has reduced its requirements from outside vendors over the last two years. The Company's cost reductions in fiscal 2001 lagged the reduction in sales giving rise to the net loss for the period. The net loss of $475,000 for fiscal 2000 was attributable to insufficient sales of approximately $1.0 million in the Contact Center Solutions division, of which $400,000 was offset by net income generated from the Old Dominion Systems division. In fiscal 2000, as a result of the restructuring activities and other cost reduction actions taken in fiscal year 1999, operating costs of the Contact Center Solutions division was reduced by approximately $3.6 million.

Continued operating losses have severely impacted the Company's financial position and liquidity. At October 31, 2001, the Company has a working capital deficit of $1,067,000 and a stockholders' deficit of $601,000. Funding for operations in fiscal 2001 was provided by funds raised in prior years from a private placement, collections of accounts receivable, and amounts drawn from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company.

Management believes it has taken several steps necessary to improve its operations and enhance its ability to meet its cash flow needs through October 31, 2002.

To lower its breakeven point for generating cash flow from operations, management took several measures to reduce costs in fiscal 2001 and the beginning of fiscal 2002, including a reduction of personnel in its Contact Center Solutions business and administrative and sales staff from a total of 63 at October 31, 2000 to 36 at October 31, 2001 and 34 as of January 24, 2002. Management believes that its current complement of personnel is sufficient to carryout its business plan for the foreseeable future. In addition, the Company recently reconfigured its headquarters office space and successfully sublet a portion of that space. This sublease will save the Company approximately $80,000 in fiscal 2002 and $95,000 in fiscal 2003. Altogether, it is estimated that cost containment initiatives will result in reductions of selling, general and administrative expense by as much as $1.2 million in fiscal 2002 compared to fiscal 2001, and research and development expense by approximately $600,000 in fiscal 2002 compared to fiscal 2001 expenditures. The Company also anticipates in improvements in gross margins in fiscal 2002 from adjustments to its work force to better align its capacity with current demand for its products, however, the financial impact of such reductions is more difficult estimate due to effect of changes in sales volume.

While the Company's sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, management believes, based in part on orders received for its products and services since October 31, 2001, demand for its products and services will be sufficient to begin experiencing increases in Contact Center Solutions sales in fiscal 2002 over prior year levels. The Company has targeted four principal markets for its products and services; Federal and State governments, Health Care, Utilities, and Gaming (e.g. Lottery Boards and Off Track Betting). Management believes these sectors are relatively well insulated to the negative effects of the current downturn in the United States economy. In addition, based on past sales experience and ongoing interest shown in the Company's products, each has a robust need for integrated contact center solutions such as those offered by the Company. Lastly, the Company believes it's uniQue product line is well suited to meet the growing demand for solutions which integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems which have been invested in heavily.

To supplement the operational measures taken, since October 31, 2001, the Company has drawn down on the remaining $300,000 of funds made available under a credit facility entered into in September 2001 with a major shareholder which calls for the issuance of Subordinated Convertible Notes and Detachable Warrants to be issued when funds are provided to the Company. In addition, in January 2002, the Company signed a term sheet with the same major shareholder for additional Subordinated Convertible Notes and Detachable Warrants in the aggregate amount of $500,000 with terms similar to those in the previous credit facility. While the funding called for in the term sheet is subject to execution of definitive agreements, management believes based on discussions with the shareholder that definitive transaction documents will be executed in early February 2002.

See Section below regarding factors that may effect future results of operations.

SALES

Sales for fiscal 2001 decreased $7.3 million (50%), from $14.5 million in fiscal 2000 to $7.2 million in fiscal 2001. The decrease in fiscal 2001 was due to a decrease in Contact Center Solutions sales of $2.3 million and a decrease in Old Dominion Systems sales of $5.0 million. Sales of $14.5 million for fiscal 2000 decreased $3.5 million (19%) from sales of $18 million in fiscal 1999. The decrease in fiscal 2000 was due to a decrease in Contact Center Solutions sales of $0.5 million and a decrease in Old Dominion Systems sales of $3.0 million.

CONTACT CENTER SOLUTIONS SALES

Contact Center Solutions sales decreased $2.3 million (31%) in fiscal 2001, from $7.4 million in fiscal 2000 to $5.1 million in fiscal 2001. The decrease was primarily attributable to the restructuring of the Contract Center Solutions Division, resulting in major delays in the development of the sales pipeline along with a diminishing backlog.

In fiscal 2001, sales to the Company's ten largest customers accounted for 49% of Contact Center Solutions sales of which two were in the government sector and one was in the commercial sector. In fiscal 2000, sales to the Company's 10 largest customers accounted for 66% of Contact Center Solutions sales. Of the Company's three largest customers in fiscal 2000, two were government and one was in the commercial sector.

Sales to international customers in fiscal 2001 were $.1 million compared to $.3 Million in fiscal 2000.

OLD DOMINION SYSTEMS SALES

Sales from the Old Dominion Systems division in fiscal 2001 decreased $5.0 million (70%), from $7.1 million in fiscal 2000 to $2.1 million in fiscal 2001. Sales from the Old Dominion Systems division in fiscal 2000 decreased $3 million (30%), from $10.1 million in fiscal 1999.

The Old Dominion Systems division provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a source of sales and profits, the Old Dominion Systems division did not generate significant revenue beginning during fiscal 2001 and is not expected to in the future.

As of October 31, 2001, the Company had no backlog of funding on existing contracts for Old Dominion Systems. The Company's existing Old Dominion Systems contracts are indefinite delivery, indefinite quantity (IDIQ) contracts which generally do not have a funding amount, and therefore are not included in backlog. The Company has two Old Dominion Systems contracts, each of which is with APL. These agreements, which expire in fiscal 2002, are not expected to generate significant revenue.

CONTACT CENTER SOLUTIONS COSTS AND EXPENSES

Cost of sales of products for Contact Center Solutions for fiscal 2001was $1.2 million or 92% of sales versus $2.6 million, or 85% of sales for fiscal 2000. The decreases in cost of sales, in dollar amount, for fiscal years 2001 was primarily attributable to reduced product sales. The increase in component costs resulted in lower product margins.

Cost of sales of services for Contact Center Solutions was $3.6 million, or 61% of sales of services, for fiscal 2001 compared to $1.4 million, or 33% of sales of services, for fiscal 2000. The decrease in margin is due to higher CTAC/Training and service operation costs in addition to unutilized labor costs incurred prior to the restructuring.

Selling, general and administrative and marketing expenses for Contact Center Solutions were $3.8 million, or 75% of Contact Solutions sales, for fiscal 2001 compared to $2.9 million, or 39% of sales, for fiscal 2000. The increase in fiscal 2001 dollars was primarily attributable to first half increases in selling, general and administrative expenses. As sales did not materialize in the second half, the company invoked cost cutting measures to reduce these costs, although effect of these cost cutting measures did not materially affect results for the entire fiscal year.

Research and development expenses for Contact Center Solutions reflect costs associated with the development of applicable software and product enhancements for the software products of the Contact Center solutions division. The Company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the Company does not anticipate capitalizing research and development costs. Research and development expenses were $1.4 million, or 27% of Contact Solutions sales, for fiscal 2001 compared to $1.4 million, or 18% of Contact Center Solutions sales, for fiscal 2000.

Research and development expenses for 2001 were focused on the broader uniQue family, with incremental investments in the uniQue IVR product. uniQue 2.2.0, which adds significant security enhancements, collaboration options, and integration capabilities, was released in December 2000. Subsequent point function releases 2.2.1, 2.2.2, 2.2.3, 2.2.4, and 2.2.4.1 were released in January, February, March, June, and August 2001, respectively, with additional capabilities in form collaboration, reporting enhancements, usability, administration, and voice messages as a contact type. uniQue IVR enhancements were in the areas of specific custom and re-usable application extensions for individual customers plus additional voice recognition and speech synthesis capabilities. The Company, in providing special features, application development, and system integration services to customers, undertakes a significant amount of custom engineering. The Company is subject to the risk that it may not have the financial resources to maintain a competitive research and development strategy.

OLD DOMINION SYSTEMS COSTS AND EXPENSES

Cost of sales of services for Old Dominion Systems was $1.4 million, or 67% of sales of services, for fiscal 2001; $6.0 million, or 84% of sales of services, for fiscal 2000; and $8.7 million, or 86% of sales of services, for fiscal 1999. These decreases, in dollar amount, were primarily attributable to reduced services sales.

Selling, general and administrative costs for Old Dominion Systems were $0.3 million, or 14% of sales of services, for fiscal 2001; $0.8 million, or 11% of sales of services, for fiscal 2000; and $0.9 million or 9% of sales of services, for fiscal 1999. These increases, as a percentage of sales, were primarily due to fixed costs that do not vary directly with sales volume. As a result, declines in sales of services did not result in similar declines in costs.

RESTRUCTURING COSTS

In fiscal 2001, the Company restructured its Contact Center Solutions operations in order to bring expenses more in line with anticipated revenues. The Company incurred restructuring charges of $69,000 for severance and benefits and other costs associated with the reduction of employees, including temporary employees and contractors. During fiscal 2002, payments have been made on a monthly basis and the entire balance is expected to be paid by the end of February 2002.

INVESTMENT AND OTHER INCOME, NET

The Company had net other expenses of $29,000 for fiscal 2001, compared to net investment and other income of $9,000 for fiscal 2000. The decrease in fiscal 2001 was primarily attributable to higher interest expenses.

PROVISION FOR INCOME TAXES

There was no provision for income taxes recorded in fiscal 2001 or in fiscal 2000. There were no income taxes (refundable) or payable in fiscal 2001. Income taxes (refundable) payable of $(56,000) in fiscal 2000 relate to state income taxes, and the alternative minimum tax for Federal income tax.

The Company has exhausted its ability to carry losses back for income tax refunds. Net operating loss and tax credit carryforwards for income tax reporting purposes of approximately $22 million and $0.5 million, respectively, will be available to offset taxes generated from future taxable income through 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section (Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to our industry, its ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." The Company cannot promise you that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause its actual results to be materially different from our expectations include those discussed under the caption "Factors That May Affect Future Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $3.2 million for fiscal 2001 and has an accumulated deficit of $20.2 million at October 31, 2001. Key to the Company's future liquidity position is its ability to generate sufficient cash flows from internal and external sources to meet its operating needs. In order to help with its liquidity requirements, management restructured operations in fiscal 2000 to reduce operating expenses to levels commensurate with revenues. Although the Old Dominion Systems division has historically provided a stable source of sales, profits, and cash flows, the Company believes that this division will not generate significant future sales. Accordingly, the Company must replace the lost profits, but not necessarily the sales, of the Old Dominion Systems division with additional Contact Center Solutions sales.

As previously discussed, cost containment and reduction efforts, business development initiatives and additional funds from TFX Equities will provide sufficient funds to enable the Company to operate its business as currently planned through the end of the next fiscal year. In the event that the Contact Center Solutions division does not generate expected sales, or if the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund its currently planned operations, in which case the Company would be required to seek and obtain additional capital through other means, including equity or debt financing. The Company can give no assurance that it will be able to generate sufficient cash flow from operations, through planned or expected sales by the Contact Center Solutions division, or that additional financing arrangements will be available when needed or, if available, that they can be concluded on acceptable terms.

The company has a working capital deficit of $1.1 million as of October 31, 2001, compared to positive working capital of $1.7 million as of October 31, 2000. The decrease was primarily attributable to the shortfall in sales revenue which ultimately resulted in reduced receivables and cash flow. Cash and cash equivalents were reduced by $1.4 million, accounts receivable decreased by $1.3 million and other current liabilities were reduced overall by $0.2 million, of which accrued compensation decreased by $0.6 million.

Accounts receivable as of October 31, 2001 were $0.3 million, compared to $1.6 million as of October 31, 2000. The decrease was primarily attributable to reduced sales in the Old Dominion Systems Division and Contact Center Solutions division in the fourth quarter.

Fixed assets as of October 31, 2001 were $0.7 million, compared to $0.8 million as of October 31, 2000. The net decrease resulted from depreciation expense of $0.4 million, offset by $0.3 million in asset purchases. Asset additions in fiscal 2001 consisted primarily of leasehold improvements to the Company's facilities.

In January 2001, the Company renewed its revolving line-of-credit facility with the lender which allowed the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only at its discretion. Interest charges were equal to the bank's prime rate plus 2.0%. In addition, the credit facility contained a minimum monthly interest charge, a monthly collateral fee, and an up-front commitment fee of $35,000. The line subjected the Company to various financial and non-financial covenants. The line was secured by all of the Company's assets. The Company cancelled the agreement with Silicon Valley Bank, effective October 10, 2001. On September 11, 2001, the company entered into agreements for the issuance of $750,000 of 12% subordinate convertible promissory notes with warrants to purchase up to one hundred (100) shares of Series A preferred stock in exchange for up to $750,000 of financing from TFX Equities Incorporation. In October 2001, the company borrowed a total of $450,000 using the proceeds to payoff an existing outstanding debt of $200,000. In January of 2002, the company accepted a term sheet from TFX Equities for an additional $500,000 debenture. Where the additional funding is subject to execution of the definitive documents, closing is anticipated to occur in February 2002. The company expects to use said funds to facilitate cash flow and to help continue operations through FY2002. As of January 29, 2002 the company has approximately $160,000 in cash.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to minimal market risks. The Company cancelled its line of credit with Silicon Valley Bank in 2001 and is therefore no longer subject to interest rate risks associated with the credit facility. However, the company has entered into Subordinated Convertible Note Agreements, which carry fixed rates of interest at 12% annually. To the extent market rates of interest decrease relative to the stated rates in its notes, the value of this note to the company decreases. Conversely, if market interest rates rise relative to the stated rate in the notes, the value of the notes increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements, page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engages Grant Thornton LLP as its independent accountants. For the years ended October 31, 2001 and 2000, there were no changes or disagreements with said accountants regarding accounting matters and/or financial disclosures.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2002 annual meeting of shareholders.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company, including notes thereto, appear on pages F-2 through F-18 of this report and are incorporated by reference in Part II, Item 8.

       Report of Independent Accountants

       Consolidated Balance Sheets as of October 31, 2001, and 2000

       Consolidated Statements of Operations for the fiscal years ended October 31, 2001, 2000, and 1999

       Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended October 31, 2001, 2000, and 1999

       Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2001, 2000, and 1999

       Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedule

Unaudited supplementary data entitled "Selected Quarterly Financial Data (unaudited)" is incorporated by reference in Part II, Item 8 (included in "Notes to Consolidated Financial Statements" as Note 15).

The following financial statement schedule and auditor's report in connection therewith are attached hereto as pages S-1 and S-2:

S-1    Schedule II Valuation and Qualifying Accounts and Reserves

S-2    Report of Independent Certified Public Accountants on Supplemental
       Information

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K.

During the fourth quarter of fiscal 2001, the Company filed a Current Report on Form 8-K on October 3, 2001 reporting that it had entered into a credit facility agreement with TFX Equities.

(c) Exhibits.

The following exhibits are either filed with this Form 10-K or are incorporated by reference. Our Securities Exchange Act file number is 0-14880.

       EXHIBIT
       NUMBER                                        DESCRIPTION
       ------                                        -----------

         3.1      Articles of Incorporation of Registrant, as amended 1/
                                                                      -

         3.2      By-laws of Registrant, as amended 2/
                                                    -

         4.1      Specimen Stock Certificate 2/
                                             -

         10.1     Microlog Corporation Medical Reimbursement Plan 3/
                                                                  -

         10.2 Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 4/
                                    -

         10.3     Microlog Corporation 1995 Employee Stock Option Plan 5/
                                                                       -

         10.4 Sub-contracting Agreement with Aspect Telecommunications Corporation 6/
                              -

         10.5     Sub-contracting Agreement with Applied Physics Laboratory 6/
                                                                            -

         10.6 Security Agreement, dated July 11, 2001, between Microlog Corporation and TFX Equities Incorporated.7/
                                                            -

         10.7 Security Agreement, dated July 11, 2001, between Microlog Corporation of Maryland and TFX Equities Incorporated.7/
                                                                        -

         10.8 Credit Facility Agreement, dated as of September 25, 2001, among Microlog Corporation, Microlog Corporation of Maryland and TFX Equities Incorporated.7/
                                                         -

         10.9 Form of Subordinated Convertible Note of Microlog Corporation and Microlog Corporation of Maryland.7/
                                                       -

         10.10 Form of Warrant to Purchase Series A Convertible Preferred Stock of Microlog Corporation. 7/
                                                 -

         22       Subsidiaries of the Company 8/
                                              -

         23.1     Consent of Grant Thornton LLP 8/
                                                -
--------


1/   Filed as Exhibit 99.6, respectively, to Current Report on Form 8-K, dated
-    October 3, 2001, and incorporated herein by reference.
2/   Filed as Exhibits 3.2 and 4.1, respectively, to Registration Statement
-    on Form S-1, File No. 33-31710, and incorporated herein by reference.
3/   Filed as Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year
-    ended October 31, 1991 and incorporated herein by reference.
4/   Filed as Exhibit 4.1 to Registration Statement on Form S-8, File No.
-    333-69025, and incorporated herein by reference.
5/   Filed as Exhibit 4.1 to Registration Statement on Form S-8, File No.
-    333-84375, and incorporated herein by reference.
6/   Filed as Exhibits 10.12 and 10.13, respectively, to Annual Report on Form
- 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.
7/ Filed as Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, to Current Report on Form 8-K, dated October 3, 2001, and incorporated herein by reference.
8/   Filed herewith.
-

                            INTENTIONALLY LEFT BLANK

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................................................F-2

Consolidated Balance Sheets as of October 31, 2001, and 2000.............................................F-3

Consolidated Statements of Operations for the fiscal years ended October 31, 2001, 2000, and 1999........F-4

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended
October 31, 2001, 2000, and 1999.........................................................................F-5

Consolidated Statements of Cash Flows for the fiscal years ended October 31,
2001, 2000, and 1999.....................................................................................F-6

Notes to Consolidated Financial Statements...............................................................F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF MICROLOG CORPORATION

We have audited the accompanying consolidated balance sheets of Microlog Corporation as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microlog Corporation as of October 31, 2001 and 2000, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP


Vienna, VA
December 7, 2001 (except for Note 16, as to which the date is January 17, 2002)

                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                    OCTOBER 31,
                                                                                               2001              2000
---------------------------------------------------------------------------------- ----------------- -----------------
Assets
  Current assets:
   Cash and cash equivalents                                                                   $170            $1,604
   Receivables, net                                                                             291             1,628
   Inventories, net                                                                             173               278
   Other current assets                                                                         107               232
---------------------------------------------------------------------------------- ----------------- -----------------

   Total current assets                                                                         741             3,742

Fixed assets, net                                                                               723               780
Other assets                                                                                    135               196
---------------------------------------------------------------------------------- ----------------- -----------------

   Total assets                                                                              $1,599            $4,718
---------------------------------------------------------------------------------- ----------------- -----------------

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of deferred compensation                                                    $125               $--
   Accounts payable                                                                             582               398
   Accrued compensation and related expenses                                                    471             1,054
   Deferred revenue and other credits                                                           334               436
   Other accrued expenses                                                                       296               158
---------------------------------------------------------------------------------- ----------------- -----------------

   Total current liabilities                                                                  1,808             2,046

Notes payable, net of discount of $99                                                           351                --
Deferred officers' compensation                                                                  --               132
Other liabilities                                                                                41                97
---------------------------------------------------------------------------------- ----------------- -----------------

   Total liabilities                                                                          2,200             2,275
---------------------------------------------------------------------------------- ----------------- -----------------

Stockholders' (deficit) equity:
  Series A convertible preferred stock, $.01 par value,100 shares authorized, no                 --                --
   shares issued and outstanding
  Serial preferred stock, $.01 par value, 1,000,000 shares authorized, no shares                                   --
   issued and outstanding
   Common stock, $.01 par value, 10,000,000 shares authorized,
      7,708,808 and 7,668,808 shares issued and 7,106,938
      and 7,066,938 outstanding                                                                  77                77
  Capital in excess of par value                                                             20,761            20,630
   Treasury stock, at cost, 601,870 shares                                                   (1,177)           (1,177)
   Accumulated deficit                                                                      (20,262)          (17,087)
---------------------------------------------------------------------------------- ----------------- -----------------

   Total stockholders' (deficit) equity                                                        (601)            2,443
---------------------------------------------------------------------------------- ----------------- -----------------

   Total liabilities and stockholders' equity                                                $1,599            $4,718
---------------------------------------------------------------------------------- ----------------- -----------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           YEAR ENDED OCTOBER 31,
                                                              -------------------------------------------
                                                                 2001              2000             1999
---------------------------------------------------------------------------------------------------------
Sales:
    Products                                                   $1,279            $3,097           $3,646
    Services                                                    5,922            11,430           14,377
---------------------------------------------------------------------------------------------------------

        Total sales                                            $7,201           $14,527          $18,023
---------------------------------------------------------------------------------------------------------

Costs and expenses:
   Cost of products                                            $1,198            $2,623           $3,064
   Cost of services                                             3,630             7,413           10,382
   Selling, general and administrative                          4,071             3,681            5,768
   Research and development                                     1,375             1,350            2,870
   Restructuring                                                   69                --              693
---------------------------------------------------------------------------------------------------------

      Total costs and expenses                               $ 10,343          $ 15,067         $ 22,777
---------------------------------------------------------------------------------------------------------

Loss from operations                                           (3,142)             (540)          (4,754)

Investment income                                                  34                93               35
Interest expense                                                  (38)              (26)             (71)
Other (expense) income, net                                       (29)              (58)              97
---------------------------------------------------------------------------------------------------------

Loss before income taxes                                     $ (3,175)          $  (531)        $ (4,693)


Benefit for income taxes                                           --                56                -
---------------------------------------------------------------------------------------------------------

Net loss                                                      ($3,175)            ($475)         ($4,693)
---------------------------------------------------------------------------------------------------------

Net loss per share:
        Basic                                                  ($0.45)           ($0.07)          ($1.02)
        Diluted                                                ($0.45)           ($0.07)          ($1.02)
---------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                  CAPITAL IN
                                                COMMON STOCK       EXCESS OF     TREASURY STOCK       ACCUMULATED
                                            SHARES     PAR VALUE   PAR VALUE   SHARES       COST        DEFICIT          TOTAL
-------------------------------------------------------------------------------------------------------------------------------

Balance as of October 31, 1998               4,889        49         16,417     602        (1,177)       (11,919)         3,370

  Exercise of common stock options              20        --             20      --             --             --            20

 Consulting expense funded
   through stock options granted                --        --            155      --             --             --           155

 Issuance of common stock                    2,667        27          3,925      --             --             --         3,952

 Net loss for the year ended
   October 31, 1999                             --        --             --      --             --        (4,693)        (4,693)
----------------------------------------- --------- --------- -------------- ------- -------------- -------------- -------------

Balance as of October 31, 1999               7,576        76         20,517     602        (1,177)       (16,612)         2,804

  Exercise of common stock options              93         1            113      --             --             --           114

  Net loss for the year ended
    October 31, 2000                            --        --             --      --             --          (475)          (475)
----------------------------------------- --------- --------- -------------- ------- -------------- -------------- -------------

Balance as of October 31, 2000               7,669       $77        $20,630     602       $(1,177)      $(17,087)        $2,443

 Issuance of common stock to                    40        --             16      --             --             --            16
    Consultants

 Accretion of Beneficial Conversion
    Feature on Convertible Debt                 --        --             11      --             --             --            11

 Issuance of  Detachable warrants               --        --            104      --             --             --           104

 Net loss for the year ended
    October 31, 2001                            --        --             --      --             --        (3,175)        (3,175)
----------------------------------------- --------- --------- -------------- ------- -------------- -------------- -------------

Balance as of October 31, 2001               7,709       $77        $20,761     602       $(1,177)      $(20,262)         $(601)
----------------------------------------- --------- --------- -------------- ------- -------------- -------------- -------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED OCTOBER 31,
                                                                           ---------------------------------------
                                                                               2001          2000            1999
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                 ($3,175)        ($475)         ($4,693)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                             391           361              579
      Amortization of goodwill and licensing agreement                          --            89              125
      Loss on disposition of fixed assets                                       --            --              108
      Amortization of debt discount                                              4            --               --
      Provision for bad debt expense                                           565            10               --
      Accretion of beneficial conversion feature                                11            --               --
      Provision for inventory reserves                                          49           140              309
      Equity securities issued to consultants                                   16            --              155
    Changes in assets and liabilities:
          Receivables                                                          772          (483)           1,902
          Inventories                                                           56           (43)             188
          Other assets                                                         186            37              259
          Accounts payable                                                     184            10             (691)
          Accrued compensation and related expenses                           (583)         (911)            (117)
          Deferred revenue and other credits                                  (101)          (11)            (195)
          Deferred gain on sale of assets of Microlog Europe                    --            --              140
          Deferred gain on sale of building and land                            --            --             (217)
          Other accrued expenses and accrued liabilities                        82          (342)            (322)
          Deferred officers' compensation                                       (7)          (19)             (98)
------------------------------------------------------------------------------------------------------------------

  Net cash used in operating activities                                     (1,550)       (1,637)          (2,568)

Cash flows from investing activities:
  Purchases of fixed assets                                                   (334)         (224)            (283)
  Proceeds from sale of fixed assets                                            --            --               32
------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                       (334)         (224)            (251)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                     450            --               --
  Reduction in long-term debt                                                   --           (74)             (68)
  Net proceeds from issuance of common stock                                    --            --            3,952
  Exercise of common stock options                                              --           114               20
------------------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                                    450            40            3,904
------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                        (1,434)       (1,821)           1,085
Cash and cash equivalents at beginning of year                               1,604         3,425            2,340
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                      $170        $1,604           $3,425
------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND MAJOR CUSTOMERS

The accompanying consolidated financial statements include the accounts of Microlog Corporation and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany transactions have been eliminated.

Microlog Corporation of Maryland, Microlog's operating subsidiary, has two operating divisions: the Contact Center Solutions division and the Old Dominion Systems division. The company's principal offices are located in Maryland. The Contact Center Solutions division is a software development and systems integration services company. This division builds custom self-service and customer interaction software-based solutions that manage telephony and Internet-based contacts, which allow the Company's customers to serve their customers better through the use of technology in formal and informal corporate contact centers and help desks. Professional services associated with this business include technology assessment, project management, application and software development, telephony integration, installation, system administration, quality assurance testing, and on-going maintenance and support.

The Old Dominion Systems division provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a significant source of sales and profits, the Company believes that its Old Dominion Systems division will not generate significant future revenue. Accordingly, the Company expects that its principal opportunities for growth are in the Contact Center Solutions division and is concentrating its resources in developing the Contact Center Solutions division.

The Company manages its business segments on the basis of the products and services offered. The Company's two reportable segments are the Contact Center Solutions division and the Old Dominion Systems division. The Company's management evaluates segment performance on the basis of segment earnings which includes an allocation of corporate general and administrative expenses.

A SUMMARY OF INFORMATION ABOUT THE COMPANY'S OPERATIONS BY BUSINESS SEGMENT IS AS FOLLOWS (IN THOUSANDS):

                                                                 YEAR ENDED OCTOBER 31,
                                                         2001             2000            1999
-----------------------------------------------------------------------------------------------
Net sales:
        Contact Center Solutions                   $    5,068        $   7,383      $    7,896
        Old Dominion Systems
                                                        2,133            7,144          10,127
-----------------------------------------------------------------------------------------------
        Net sales                                  $    7,201        $  14,527      $   18,023
-----------------------------------------------------------------------------------------------

(Loss) income from operations:
        Contact Center Solutions                   $   (3,547)       $    (947)     $   (5,245)
        Old Dominion Systems
                                                          405              407             491
-----------------------------------------------------------------------------------------------
        Loss from operations                       $   (3,142)       $    (540)     $   (4,754)
-----------------------------------------------------------------------------------------------

Identifiable assets:
        Contact Center Solutions                   $    1,598        $   4,611      $    6,174
        Old Dominion Systems
                                                            4              107             252
-----------------------------------------------------------------------------------------------
        Identifiable assets                        $    1,602        $   4,718      $    6,426
-----------------------------------------------------------------------------------------------

Capital expenditures:
        Contact Center Solutions                   $      334        $     224      $      282
        Old Dominion Systems                               --               --
                                                                                             1
-----------------------------------------------------------------------------------------------
        Capital expenditures                       $      334        $     224      $      283
-----------------------------------------------------------------------------------------------

Depreciation expense:
        Contact Center Solutions                   $      392        $     358      $      572
        Old Dominion Systems                               --
                                                                             3               7
        Buildings for common use                           --               --              --
-----------------------------------------------------------------------------------------------
        Depreciation expense                       $      392        $     361      $      579
-----------------------------------------------------------------------------------------------

Approximately 28%, 32%, and 23% of the Company's consolidated sales for fiscal years 2001, 2000, and 1999, respectively, involved the sale of Contact Center Solutions to agencies of the United States Government.

Approximately 7%, 3%, and 11% of the Company's consolidated sales for fiscal years 2001, 2000, and 1999, respectively, involved the sale of Contact Center Solutions to one customer in the pharmaceutical industry.

Approximately 0%, 0%, and 6% of the Company's consolidated sales for fiscal years 2001, 2000, and 1999, respectively, involved the sale of Contact Center Solutions to foreign countries.

Approximately 30%, 49%, and 56% of the Company's consolidated sales for fiscal years 2001, 2000, and 1999, respectively, involved Old Dominion Systems subcontracts with prime contractors to the U.S. Navy. There are two contracts remaining, which have been extended to two different dates in fiscal year 2002.

NOTE 2: SUMMARY OF ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

REVENUE RECOGNITION

Sales of products are recognized at the time deliveries are made. The Company generates software revenues from licensing the right to use its software products and also generates service revenues from performing implementation and installation services, ongoing maintenance, training services, and other professional services.

Revenue from software license agreements is recognized in a manner consistent with Statement of Position 97-2 "Software Revenue Recognition" where for criteria must be met (upon delivery of the software if persuasive evidence of an arrangement exists, sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed or determinable, and collection is probable). In addition, revenue is recognized only when the software is considered functional to the user.

Ongoing maintenance contracts, which include software upgrades, are invoiced separately and revenue is earned ratably over the term of the contract. Revenue from implementation and installation services is recognized when the services are completed. Revenue from training services and professional services is also recognized when the services are completed.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The fair value of the Company's Subordinated Convertible Notes Payable cannot be estimated as this note is due to a related party and therefore comparable markets or term are not available.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market.

FIXED ASSETS

Fixed assets are recorded at cost and depreciated on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

WARRANTY RESERVE

Normal product warranty for service and repairs is generally provided for 90 days to two years, subsequent to delivery. Expenses incurred for warranties over the past few fiscal years have been and are expected to be immaterial and therefore a liability for warranty obligations has not been provided for.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation."

Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measured.

NET (LOSS) INCOME PER SHARE

The Company presents earnings per share information using SFAS No.128, "Earnings per Share." This statement requires dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding and diluted EPS is computed using the weighted average number of common and dilutive common shares outstanding during the periods. The assumed exercise, or conversion of the Company's outstanding stock options and convertible debt are not included in calculation, as the effect would be anti-dilutive.

NOTE 3: OPERATIONS

 The Company's net loss for the year ended October 31, 2001 was attributable to continuing decreases in sales in both its Contact Center Solutions division and its Old Dominion Systems Division. The decrease in Old Dominion Systems sales was anticipated as this division's primary customer has reduced its requirements from outside vendors over the last two years. The Company's cost reductions in fiscal 2001 lagged the reduction in sales giving rise to the net loss for the period.

Continued operating losses have severely impacted the Company's financial position and liquidity. At October 31, 2001, the Company has a working capital deficit of $1,067,000 and a stockholders' deficit of $601,000. Funding for operations in fiscal 2001 was provided by funds raised in prior years from a private placement, collections of accounts receivable, and amounts drawn from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company.

Management believes it has taken several steps necessary to improve its operations and enhance its ability to meet its cash flow needs through October 31, 2002.

To lower its breakeven point for generating cash flow from operations, management took several measures to reduce costs in fiscal 2001 and the beginning of fiscal 2002, including a reduction of personnel in its Contact Center Solutions business and administrative and sales staff from a total of 63 at October 31, 2000 to 36 at October 31, 2001 and 34 as of January 24, 2002. Management believes that its current complement of personnel is sufficient to carryout its business plan for the foreseeable future. In addition, the Company recently reconfigured its headquarters office space and successfully sublet a portion of that space. This sublease will save the Company approximately $80,000 in fiscal 2002 and $95,000 in fiscal 2003. Altogether, it is estimated that cost containment initiatives will result in reductions of selling, general and administrative expense by as much as $1.2 million in fiscal 2002 compared to fiscal 2001, and research and development expense by approximately $600,000 in fiscal 2002 compared to fiscal 2001 expenditures. The Company also anticipates in improvements in gross margins in fiscal 2002 from adjustments to its work force to better align its capacity with current demand for its products, however, the financial impact of such reductions is more difficult estimate due to effect of changes in sales volume.

While the Company's sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, management believes, based in part on orders received for its products and services since October 31, 2001, demand for its products and services will be sufficient to begin experiencing increases in Contact Center Solutions sales in fiscal 2002 over prior year levels. The Company has targeted four principal markets for its products and services; Federal and State governments, Health Care, Utilities, and Gaming (e.g., Lottery Boards and Off Track Betting). Management believes these sectors are relatively well insulated to the negative effects of the current downturn in the United States economy. In addition, based on past sales experience and ongoing interest shown in the Company's products, each has a robust need for integrated contact center solutions such as those offered by the Company. Lastly, the Company believes it's uniQue product line is well suited to meet the growing demand for solutions which integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems which have been invested in heavily.

To supplement the operational measures taken, since October 31, 2001, the Company has drawn down on the remaining $300,000 of funds made available under a credit facility entered into in September 2001 with a major shareholder which calls for the issuance of Subordinated Convertible Notes and Detachable Warrants to be issued when funds are provided to the Company. In addition, in January 2002, the Company signed a term sheet with the same major shareholder for additional Subordinated Convertible Notes and Detachable Warrants in the aggregate amount of $500,000 with terms similar to those in the previous credit facility. While the funding called for in the term sheet is subject to execution of definitive agreements, management believes based on discussions with the shareholder that definitive transaction documents will be executed in early February 2002.

NOTE 4: RECEIVABLES

RECEIVABLES CONSIST OF THE FOLLOWING (IN THOUSANDS):

                                                                            OCTOBER 31,
                                                                      2001                2000
-----------------------------------------------------------------------------------------------
Billed accounts receivable                                            $337              $1,653
Accumulated unbilled costs and fees                                      4                 100
-----------------------------------------------------------------------------------------------
                                                                       341               1,753

Less: Allowance for doubtful accounts                                  (50)               (125)
-----------------------------------------------------------------------------------------------
                                                                      $291              $1,628
-----------------------------------------------------------------------------------------------


NOTE 5: INVENTORIES

INVENTORIES CONSIST OF THE FOLLOWING (IN THOUSANDS):

                                                                             OCTOBER 31,
                                                                      2001                2000
-----------------------------------------------------------------------------------------------
Components and spare parts                                            $477                $494
Work-in-process and finished goods                                      82                 121
-----------------------------------------------------------------------------------------------
                                                                       559                 615

Less: Reserve for obsolescence                                        (386)               (337)
-----------------------------------------------------------------------------------------------
                                                                      $173                $278
-----------------------------------------------------------------------------------------------


NOTE 6: FIXED ASSETS

FIXED ASSETS CONSIST OF THE FOLLOWING (IN THOUSANDS):

                                                                            OCTOBER 31,
                                                                     2001                 2000
-----------------------------------------------------------------------------------------------
Office furniture and equipment                                     $2,601               $2,373
Leasehold improvements                                                164                   58
-----------------------------------------------------------------------------------------------
                                                                    2,765                2,431

Less:  Accumulated depreciation                                    (2,042)              (1,651)
-----------------------------------------------------------------------------------------------
                                                                     $723                 $780
-----------------------------------------------------------------------------------------------

Estimated useful lives are as follows:
        Office furniture and equipment         3-7 years
        Leasehold improvements                 Shorter of estimated useful life or lease term

NOTE 7: ACCRUED EXPENSES

ACCRUED COMPENSATION AND RELATED EXPENSES CONSIST OF THE FOLLOWING (IN
THOUSANDS):


                                                                                 OCTOBER 31,
                                                                           2001              2000
--------------------------------------------------------------------------------------------------

Accrued wages                                                            $  211          $    541
Accrued vacation and personal leave                                         129               232
Other related expenses                                                      131               281
--------------------------------------------------------------------------------------------------

                                                                         $  471          $  1,054
--------------------------------------------------------------------------------------------------


NOTE 8: DEBT

LINE OF CREDIT

In January 2001, the Company renewed its revolving line-of-credit facility with Silicon Valley Bank, which allowed the Company to borrow up to 75% of its eligible receivables to a maximum of $1,000,000, subject to the right of the bank to make loans only at its discretion. Interest charged on any outstanding balance equaled the bank's prime rate plus 2.0%. In addition, the line-of-credit contained a minimum monthly interest charge as well as a monthly collateral fee and an up-front commitment fee of $35,000. The line provided that the Company maintain a minimum tangible net worth to be tested on a monthly basis. The line also subjected the Company to a number of restrictive covenants, including restrictions on mergers or acquisitions, payment of dividends, and certain restrictions on additional borrowings. The line was secured by substantially all of the Company's assets. During fiscal year 2001, the Company was not in compliance with the line's financial covenant. For this reason and other cost cutting measures, the line was canceled effective October 10, 2001.

CONVERTIBLE SUBORDINATED NOTES

In September 2001, the Company entered into a credit facility agreement with a major shareholder, TFX Equities, Inc. Under the facility, the Company was eligible to borrow up to $750,000, in exchange for up to ten $75,000 convertible subordinated notes, bearing interest of 12 percent per annum and possessing a maturity date of September 11, 2003. Each dollar of outstanding debt is convertible into four shares of the Company's common stock, convertible for no additional consideration at any time after issuance. In addition, each note contains one warrant to purchase 10 shares of the Company's Series A Convertible Preferred Stock at a purchase price of $2,625 per share. The warrants vest immediately and expire on September 11, 2004. If issued, each share of Series A Convertible Preferred Stock would be convertible into 7,500 share of common stock for no additional consideration. The facility subjects the Company to various financial and non-financial covenants and is secured by all tangible and intangible assets of the Company.

As of October 31, 2001, the Company issued six of the $75,000 subordinated convertible notes totaling $450,000. $103,500 of such proceeds was allocated to the warrants and $346,500 to the notes based on their respective relative fair values. The value allocated to the warrants has been included in additional paid-in capital and the related discount is being amortized to interest expense over the term of the note. At October 31, 2001, the unamortized discount on the note payable is $99, 200. The debt also included a non-detachable conversion feature that was "in the money" at the date of issuance (a beneficial conversion feature). The value associated with the beneficial conversion feature of $270,000 will be accreted over the term of the debt. At October 31, 2001, accretion of $11,300 associated with the beneficial conversion feature has been charged to interest expense and included in paid in capital.

NOTE 9: COMMITMENTS AND CONTINGENCIES

COMPENSATION ARRANGEMENTS

In February 1988, the Company entered into non-contributory deferred compensation contracts (the "Contracts") with three officers. Under the terms of the Contracts, (i) the Company's total annual contributions for the three officers was limited to $72,000, (ii) contributions ceased at the earlier of January 31, 1993 or the officer's retirement and (iii) accumulated contributions accrue interest at the prime rate through the officer's retirement. Subsequent to retirement and at the officer's option, the officer is eligible to receive his or her deferred compensation balance in either monthly payments over a 10-year period or one lump-sum payment. Two of the officers retired in May 1991 and January 1998, respectively, and elected to receive their deferred compensation balances over a 10-year period. The third officer retired in August 1999 and elected to receive her deferred compensation balance in a lump-sum payment which was made in January 2000. As of October 31, 2001, the Company owed one officer under such contracts. In connection with the Contracts, the Company has incurred interest expense of $12,000, $18,000 and $23,000 in fiscal years 2001, 2000, and 1999, respectively.

The Company is a party to an employment agreement with an executive officer. In the event that the executive is terminated, he would be entitled to receive twelve months base pay, plus specified fringe benefits.

OPERATING LEASE OBLIGATIONS

In September 1999, the Company entered into a 10-year lease commitment on its headquarters facility which extends through 2009. Additionally, the Company leases other equipment through noncancellable operating leases, which expire in various years through 2004. On December 15, 2001, the Company (sublessor) entered into a sublease agreement for approximately one quarter of its facilities. The initial term of the sublease is for 2 years, renewable thereafter in one-year increments. Minimum future noncancellable operating lease payments as of October 31, 2001 (net of estimated sublease income of $79,000, $97,000 and $16,000 in 2002, 2003, and 2004 respectively) are as follows (in thousands):

                      YEAR ENDING OCTOBER 31,
                      -----------------------

                   2002                      $  287
                   2003                         271
                   2004                         351
                   2005                         376
                   2006                         386
                Thereafter                    1,014
       ---------------------------------------------
                              Total          $2,685

LEGAL

The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management believes that such litigation and claims to date are without merit and will not have a material adverse effect on the Company's financial position or results of operations.

ROYALTIES

The Company is committed to pay annual license maintenance fees of $120,000 to a licensor under certain call processing patents, expiring in 2007. The Company will receive a credit against future license maintenance fees equal to 12% of the purchase price paid for products purchased from the licensor.

NOTE 10: STOCK OPTION PLANS

The Company has two incentive stock option plans. Under the first plan, which has been frozen, the Company granted options to directors and employees to purchase up to 750,000 shares of common stock at not less than fair market value at the time of grant. Under the second plan, the Company may grant options to employees to purchase up to 1,600,000 shares of common stock at not less than fair market value at the time of grant. Additional information with respect to both of the incentive stock option plans is summarized in the following table:


                                                Number           Weighted Average
                                              of Shares           Exercise Price
--------------------------------------------------------------------------------------


Shares under option, October 31, 1998                  954,994                  $1.59
Options granted                                        721,500                   1.34
Options canceled                                      (406,248)                  1.49
Options exercised                                      (19,725)                  1.12
--------------------------------------------------------------------------------------

Shares under option, October 31, 1999                1,250,521                   1.49
Options granted                                        727,000                   1.51
Options canceled                                      (561,074)                  1.57
Options exercised                                      (93,155)                  1.25
--------------------------------------------------------------------------------------

Shares under option, October 31, 2000                1,323,292                   1.49
Options granted                                        460,850                   0.45
Options canceled                                      (570,175)                  1.29
Options exercised                                           --                     --
--------------------------------------------------------------------------------------

Shares under option, October 31, 2001                1,213,967                  $1.17
--------------------------------------------------------------------------------------


Options granted under the plans vest at various dates from immediately to ratably over five years and expire ten years from the date of grant. Certain options contain possible accelerated vesting clauses should specific financial measures be met. As of October 31, 2001, options to purchase 385,900 shares of common stock were available for granting.

Additionally, the Company maintains a non-employee Director stock option plan. Under this plan, the Company may grant up to 250,000 shares of common stock at not less than the fair market value at the time of grant. Additional information with respect to this plan is as follows:


                                                NUMBER           WEIGHTED AVERAGE
                                              OF SHARES           EXERCISE PRICE
-------------------------------------------------------------------------------------

Shares under option, October 31, 1998                   72,000                 $4.55
Options canceled                                       (15,000)                 4.75
Options granted                                         24,000                  1.31
-------------------------------------------------------------------------------------

Shares under option, October 31, 1999                   81,000                  3.55
Options granted                                         58,000                  1.64
-------------------------------------------------------------------------------------

Shares under option, October 31, 2000                   39,000                  2.56
Options granted                                         50,000                  0.59
Options canceled                                       (13,000)                 3.14

-------------------------------------------------------------------------------------
Shares under option, October 31, 2001                  176,000                 $2.12
-------------------------------------------------------------------------------------

Options granted under the plan vest immediately and expire ten years from the date of grant. As of October 31, 2001, options to purchase 46,000 shares of common stock were available for granting.

The Company also issued stock options to non-employee consultants outside of the above plans. These shares may be granted at such times and under such terms as determined by the Board of Directors. Additional information is as follows:

                                                          NUMBER            WEIGHTED AVERAGE
                                                        OF SHARES            EXERCISE PRICE
-----------------------------------------------------------------------------------------------

Shares under option, October 31, 1998                       261,000                      $4.20
Options canceled                                            (62,000)                      0.96
Options granted                                             137,000                       1.80
-----------------------------------------------------------------------------------------------

Shares under option, October 31, 1999                       336,000                       1.46
Options canceled                                            (11,000)                      2.53
-----------------------------------------------------------------------------------------------

Shares under option, October 31, 2000                       325,000                       1.46
Options canceled                                            (20,000)                      2.75
-----------------------------------------------------------------------------------------------

Shares under option, October 31, 2001                       305,000                      $1.46
-----------------------------------------------------------------------------------------------

Generally, options vest upon the achievement of certain events and expire from two to five years from the date of grant.

The Company also reserved 50,000 shares of common stock for issuance outside these plans as stock options or stock bonuses to key employees. These shares may be granted at such times and under such terms as determined by the Board of Directors. No such grants or issuances have been made as of October 31, 2001.

THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT ALL STOCK OPTIONS OUTSTANDING AT OCTOBER 31, 2001:

                    --------------------------------------------------------------------------------------------------------------
                                                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                         -----------------------------------------------------------------------------------------
                     RANGE OF EXERCISE        NUMBER         WEIGHTED AVG.                           NUMBER
                                          OUTSTANDING AT       REMAINING       WEIGHTED AVG.     EXERCISABLE AT    WEIGHTED AVG.
                           PRICES           PERIOD END      CONTRACTUAL LIFE   EXERCISE PRICE      PERIOD END     EXERCISE PRICE
                    --------------------------------------------------------------------------------------------------------------

INCENTIVE              $0.24 to 0.63               330,850               9.61             $0.38          160,550            $0.37
STOCK OPTION           $0.88 to 1.32               239,317               7.65              1.04          217,213             1.05
PLANS                  $1.59 to 2.39               640,050               6.01              1.61          634,550             1.63
                       $2.57 to 3.86                 3,750               8.57              2.57            1,500             2.57
                    --------------------------------------------------------------------------------------------------------------
                       $0.24 to 3.86             1,213,967               7.33             $0.97        1,013,813            $1.30
                    --------------------------------------------------------------------------------------------------------------

DIRECTOR PLAN          $0.55 to 0.64                50,000               8.76             $0.59           42,500            $0.59
                       $0.94 to 1.41                26,000               4.18              1.17           26,000             1.17
                       $1.42 to 1.99                62,000               7.96              1.65           48,000             1.65
                       $2.00 to 2.75                 4,000               0.88              2.38            4,000             2.38
                       $4.75 to 6.75                34,000               5.59              5.93           34,000             5.93
                    --------------------------------------------------------------------------------------------------------------
                       $0.55 to 6.75               176,000               7.01             $1.97          154,500            $2.24
                    --------------------------------------------------------------------------------------------------------------

NON EMPLOYEE           $0.94 to 1.06               195,000               2.13             $0.94          195,000            $0.94
PLAN                   $2.00 to 2.94               110,000               2.65              2.38          110,000             2.38
                       $8.38 to 8.38                    --                 --                --               --               --
                    --------------------------------------------------------------------------------------------------------------
                       $0.94 to 1.06               305,000               2.32             $1.46          305,000            $1.46
                    --------------------------------------------------------------------------------------------------------------

The weighted-average fair value of options granted during fiscal years 2001, 2000, and 1999 was $0.47, $1.52, and $1.21 respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations:

                                     2001              2000              1999
                                     ----              ----              ----
Expected life (years)                 5.0               5.0               5.0
Risk-free interest rate              4.8%              6.3%              5.2%
Volatility                         162.0%             85.9%            165.9%
Dividend yield                         --                --                --

The Company continues to apply APB No. 25 in accounting for stock-based compensation for the incentive and non-employee director plans. To date, all stock options have been issued at market value; accordingly, no compensation cost has been recognized. Had the Company determined costs for these plans in accordance with SFAS No. 123, the Company's pro forma net (loss) income and pro forma (loss) income per share would have been as follows (in thousands):

                                                              YEAR ENDED OCTOBER 31,
                                                     ----------------------------------------
                                                     2001                2000            1999
----------------------------------------------------------------------------------------------

Pro forma net loss applicable to common
Stockholders                                     ($3,882)            ($1,788)        ($5,664)
----------------------------------------------------------------------------------------------

Pro forma net loss per share:
   Basic                                          ($0.55)             ($0.25)         ($1.22)
   Diluted                                        ($0.55)             ($0.25)         ($1.22)
----------------------------------------------------------------------------------------------

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

The (benefit) provision for income taxes in fiscal years 2001, 2000, and 1999 consists of (in thousands):

                                                         YEAR ENDED OCTOBER 31,
                                                    ---------------------------
                                                    2001        2000       1999
--------------------------------------------------------------------------------
Increase (decrease) in income taxes payable          $--        (28)        $--
Refunds of state income taxes                         --        (28)         --
Decrease (increase) in deferred tax asset             --          --         --
--------------------------------------------------------------------------------
                                                     $--        (56)        $--
--------------------------------------------------------------------------------


A reconciliation of the statutory Federal tax rate to the Company's effective tax rate is as follows:

                                                            YEAR ENDED OCTOBER 31,
                                                   -----------------------------------
                                                          2001       2000        1999
                                                   -----------------------------------
Statutory Federal tax rate                              (34.0%)    (34.0%)     (34.0%)
State income taxes, net of federal tax benefit           (5.0)     (15.5)       (5.0)
Benefit not recorded due to carryforward position        39.0       39.0        39.0
--------------------------------------------------------------------------------------
                                                          0.0%      10.5%        0.0%
--------------------------------------------------------------------------------------


Deferred tax assets are comprised of the following (in thousands):


                                                             OCTOBER 31,
                                                          ---------------
                                                          2001       2000
--------------------------------------------------------------------------
Accounts receivable and inventory reserves                $171       $171
Accrued Compensation                                       110        120
Deferred revenues                                          130        138
Other                                                      389        429
Research and development credits                           460        535
Foreign net operating losses                                16         16
Loss carryforwards                                       8,524      7,291
--------------------------------------------------------------------------

Gross deferred tax assets                                9,800      8,700
Valuation allowance                                     (9,800)    (8,700)
--------------------------------------------------------------------------
Net deferred tax asset                                     $--        $--
--------------------------------------------------------------------------

The net change in the valuation allowance for deferred tax assets was an increase of $1,100,000 during the year. The Company has provided a full valuation allowance against the Company's gross deferred tax assets since management believes that the realization of such deferred tax assets is not likely in the near future.

Approximately $22.0 million of tax loss carryforwards and $460,000 of research and development tax credits can be utilized by the Company through 2021. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

NOTE 12: PENSION AND PROFIT SHARING PLANS

The Company has a defined contribution Pension Plan covering all employees. After an employee completes one-year of service, the Plan provides for annual contributions by the Company equal to 6% of the employee's gross salary, excluding bonuses and commissions. The Company's contributions to the Plan vest after a five-year period. Employees may also make voluntary contributions to the Plan up to a maximum of 10% of their gross salary on an after-tax basis. On June 1, 1999, the Company ceased contributions to the Pension Plan for employees of its contact center solutions division. At that time, all of these employees became 100% vested in the Plan.

In accordance with the Plan, unvested amounts relating to terminated employees are credited against pension contributions by the Company. Such forfeitures amounted to approximately $200,000, $118,000, and $239,000 in fiscal years 2001, 2000, and 1999 respectively. It is the Company's policy to fund pension costs accrued. Net expense of the Plan was approximately $0, $120,000, and $282,000 in fiscal years 2001, 2000, and 1999 respectively.

Effective November 1, 2001, the Company elected to terminate its pension plan. All eligible participants of the plan are to receive their vested balances in the form of a lump-sum payment.

The Company also maintains a 401(k) profit sharing plan and trust. The plan allows for employees to contribute up to 10% of gross salary on a pre-tax basis and 5% of gross salary on an after-tax basis. The Company matches 50% of employee contributions up to 4% of eligible salary. Total expense of the plan was approximately $52,000, $112,000, and $186,000 in fiscal years 2001, 2000, and 1999 respectively.

NOTE 13: RESTRUCTURING EXPENSES

In fiscal year 2001, the Company recorded $69,000 in restructuring costs primarily in the way of headcount reduction. During fiscal 2002, payments have been made on a monthly basis and the entire balance is expected to be paid by the end of February 2002.

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid (received) cash for interest expense and income taxes as follows (in thousands):

                                              YEAR ENDED OCTOBER 31,
                              --------------------------------------------------
                                       2001                2000             1999
                              --------------------------------------------------
Interest                                $18                  $9              $48
Income taxes paid (received)            $--               ($28)              $--

NOTE 15: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for the Company's last eight fiscal quarters.

                                    (In thousands, except per share data)

                                      Jan. 31, 2000     April 30, 2000      July 31, 2000     Oct. 31, 2000
------------------------------------------------------------------------------------------------------------
Sales                                        $4,167             $4,387            $3,071            $2,902
Gross margin                                  1,181              1,516               471             1,044
Income (loss) from operations                    27                108              (829)             (160)
Net income (loss)                                73                110              (845)             (154)
Net income (loss) per share:
   Basic and diluted                          $0.01              $0.02            ($0.07)           ($0.02)
------------------------------------------------------------------------------------------------------------

                                      Jan. 31, 2001     April 30, 2001      July 31, 2001     Oct. 31, 2001
------------------------------------------------------------------------------------------------------------
Sales                                        $2,609             $1,630             $1,611            $1,351
Gross margin                                  1,126                394                471               382
Income (loss) from operations                  (294)            (1,311)              (829)             (708)
Net income (loss)                              (246)            (1,329)              (845)             (755)
Net income (loss) per share:
   Basic and diluted                         ($0.03)            ($0.19)            ($0.12)           ($0.11)
------------------------------------------------------------------------------------------------------------

NOTE 16: SUBSEQUENT EVENTS

On January 17, 2002, the company signed a term sheet with TFX Equities, Inc, a major shareholder, calling for the drafting of definitive agreements for the issuance of $500,000 of subordinate capital notes and detachable warrants with terms similar to the previous credit facility. Management expects closing to occur in February 2002.

        S-1, SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                  Balance                                   Balance
Fiscal Year Ended 10/31/01                                        11/01/00     Additions      Deletions     10/31/01
----------------------------------------                          --------     ---------      ---------     --------
Receivables
    Allowance for Doubtful Accounts                                      125            565           640           50

Inventory
    Reserve for Obsolescence                                             337             49             0          386

Income Taxes
    Valuation Allowance                                                8,700          1,100             0        9,800

                                                                  Balance                                   Balance
Fiscal Year Ended 10/31/00                                        11/01/99     Additions      Deletions     10/31/00
----------------------------------------                          --------     ---------      ---------     --------
Receivables
    Allowance for Doubtful Accounts                                      150             10            35          125

Inventory
    Reserve for Obsolescence                                             488            140           291          337

Income Taxes
    Valuation Allowance                                                8,315            385             0        8,700

                                                                  Balance                                   Balance
Fiscal Year Ended 10/31/99                                        11/01/98     Additions      Deletions     10/31/99
--------------------------                                        --------     ---------      ---------     --------

Receivables
    Allowance for Doubtful Accounts                                      144            100            94          150

Inventory
    Reserve for Obsolescence                                           1,644            309         1,465          488

Income Taxes
    Valuation Allowance                                                6,400          1,915             0        8,315

                                      S-1

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                                   INFORMATION



To the Board of Directors and Stockholders
Microlog Corporation

In connection with our audit of the consolidated financial statements of Microlog Corporation referred to in our report dated December 7, 2001, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended October 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Vienna, Virginia
December 7, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Germantown, State of Maryland, on January 29, 2002.

                                      MICROLOG CORPORATION


                                      By      /s/ John C. Mears
                                        --------------------------------
                                          John C. Mears
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         /s/ John C. Mears                                  January 29, 2002
--------------------------------------------
John C. Mears
President and Chief Executive Officer
(Principal Executive Officer, Principal Accounting Officer)


         /s/ David M. Gische                                January 29, 2002
--------------------------------------------
David M. Gische
Chairman of the Board and Director


         /s/ Joe Brookman                                   January 29, 2002
--------------------------------------------
Joe Brookman
Director


         /s/ David B. Levi                                  January 29, 2002
--------------------------------------------
David B. Levi
Director


         /s/ Joe J. Lynn                                    January 29, 2002
--------------------------------------------
Joe J. Lynn
Director


         /s/ John J. Sickler                                January 29, 2002
---------------------------------------------
John J. Sickler
Director


         /s/ Randall P. Gaboriault                          January 29, 2002
--------------------------------------------
Randall P. Gaboriault
Director