Form 10-Q
period 2002-01-31
MICROLOG CORP
filed 2002-03-15
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended January 31, 2002          Commission File No. 0-14880


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


The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on March 14, 2002, as reported by the Over the Counter Bulletin Board) was approximately $0.9 million dollars. The Common Stock is traded over-the-counter. As of March 14, 2002, 7,106,938 shares of the Registrant's Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

            -------------------------------------------------------

                                TABLE OF CONTENTS



                                                                                                         PAGE
                                                                                                         ----


Part I.           Item 1.  Financial Results...............................................................1
                           Consolidated Balance Sheets as of January 31, 2002
                             and October 31, 2001



                           Consolidated Statements of Operations for the three months ended
                             January 31, 2002 and January 31, 2001.........................................2



                           Consolidated Statements of Cash Flows for the three months ended
                             January 31, 2002 and January 31, 2001.........................................3



                           Notes to Consolidated Financial Statements......................................4



..                 Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...........................................5-9


Part II.          Other Information.......................................................................10
                           Exhibits and Reports on Form 8-K



Signatures................................................................................................10



                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                                 UNAUDITED
                                                                                JANUARY 31,           OCTOBER 31,
                                                                                   2002                  2001
ASSETS
Current Assets:
    Cash                                                                         $    292             $    170
    Receivables(Net)                                                                  624                  292
    Inventory (Net)                                                                   138                  173
    Other current assets                                                               91                  107
                                                                                 -----------------------------
       Total Current Assets                                                         1,145                  742
                                                                                 -----------------------------

Non Current Assets
    Fixed Assets                                                                    2,764                2,764
    Accumulated Depreciation                                                       (2,148)              (2,042)
                                                                                 --------             --------
     Net Fixed Assets                                                                 616                  722
    Other Assets                                                                      146                  136
                                                                                 -----------------------------
     Total Non Current Assets                                                         762                  858
                                                                                 -----------------------------

                                                                                 -----------------------------
TOTAL ASSETS                                                                        1,907                1,600
                                                                                 -----------------------------

LIABILITIES
Current Liabilities:
    Accounts Payable                                                                  726                  582
    Accrued Expenses                                                                  309                  293
    Deferred Revenue                                                                  180                  334
    Accrued Compensation                                                              398                  471
    Deferred  Compensation-Current portion                                             30                   30
                                                                                 -----------------------------
       Total Current Liabilities                                                    1,643                1,710
                                                                                 -----------------------------

Long Term Liabilities:
    Notes Payable, Net of discount                                                    609                  351
    Deferred  Compensation-Net of Current Portion
                                                                                      110                   95
    Other Liabilities                                                                  42                   45

   Total long-term Liabilities                                                        761                  491
                                                                                 -----------------------------

                                                                                 -----------------------------
TOTAL LIABILITIES                                                                   2,404                2,201
                                                                                 -----------------------------

STOCKHOLDERS EQUITY (Deficit)
Series A convertible preferred stock, $.01par value,100 shares
   Authorized, no shares issued and outstanding                                         0                    0
Serial preferred stock, $.01 par value,1,000,000 shares authorized
   no shares issued and outstanding                                                     0                    0
Common stock, $.01 par value, 13,000,000 shares authorized,
   7,708,808 and 7,668,808 shares issued and 7,106,938
   and 7,066,938 outstanding                                                           77
                                                                                                            77
Capital in excess of par                                                           20,870               20,761
Treasury Stock, at cost, 601,870 shares                                            (1,177)              (1,177)
Accumulated Deficit                                                               (20,267)             (20,262)
                                                                                 -----------------------------
       Total Stockholder's (Deficit)                                                 (497)                (601)
                                                                                 -----------------------------
TOTAL LIABILITIES & STOCKHOLDERS'S DEFICIT                                       $  1,907             $  1,600
                                                                                 =============================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                    UNAUDITED



                                                            JANUARY 31,                  JANUARY 31,
                                                                   2002                         2001
                                                                   ----                         ----

Revenue
   Products                                                 $       401                  $       720
   Services                                                       1,126                        1,889
                                                            ----------------------------------------
Total Revenue                                               $     1,527                  $     2,609
                                                            ----------------------------------------

Cost of Sales
   Product Costs                                            $       180                  $       217
    Cost of Services                                                501                        1,266
                                                            ----------------------------------------
Total Cost of Sales                                         $       681                  $     1,483
                                                            ----------------------------------------

                                                            ----------------------------------------
Gross Margin                                                $       846                  $     1,126
                                                            ----------------------------------------

Sales & Marketing Expenses                                  $       254                  $       461
General & Administrative Expenses                                   328                          595
Research & Development Expenses                                     198                          365
                                                            ----------------------------------------
                                                            $       780                  $     1,421

                                                            ----------------------------------------
Income (loss) from Operations                               $        66                  $      (295)

Interest Expense                                                    (92)                          (5)
Other Income (Expense) Net                                           20                           54
                                                            ----------------------------------------
Loss Before Taxes                                           $        (6)                 $      (246)

Provision For Income Taxes                                            0                            0
                                                            ----------------------------------------


Net Loss                                                    $        (6)                 $      (246)
                                                            ========================================

Weighted Average Shares Outstanding                           7,106,938                    7,106,527
                                                            ========================================

Loss Per Share-Basic & Diluted                              $     (0.00)                 $     (0.03)
                                                            ========================================





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                JANUARY 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                              FOR THE THREE      FOR THE THREE
                                                                               MONTHS ENDED       MONTHS ENDED
                                                                             JANUARY 31, 2002   JANUARY 31, 2001

Cash flows from operating activities:

Net Loss                                                                              (6)             (246)
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation                                                                       106                82
  Amortization of debt discount                                                       21                --
  Accretion of beneficial conversion feature                                          46                --
  Provision for inventory reserves                                                    33                --
Change in assets and liabilities
    Receivables                                                                     (332)               47
    Inventories                                                                        2               (69)
    Other assets                                                                       6              (186)
    Accounts payable                                                                 143              (183)
    Accrued compensation and related expenses                                        (73)             (213)
    Deferred revenue and other credits                                              (155)             (258)
    Other accrued expenses                                                            12               246
    Deferred officers' compensation                                                   15                (4)
                                                                                  ------            ------

Net cash used in operating activities                                               (182)             (784)
                                                                                  ------            ------

Cash flows from investing activities:
  Purchase of fixed assets                                                            --               (65)

Net cash used in investing activities                                                 --               (65)
                                                                                  ------            ------
Cash flows from financing activities:
  Proceeds from the issuance of long-term debt and warrants                          300                --
                                                                                  ------            ------

Net cash provided by financing activities                                            300                --
                                                                                  ------            ------

Cash and cash equivalents:
  Net increase (decrease) during the period                                          118              (849)
  Balance at the beginning of the period                                             174             1,604
                                                                                  ------            ------

  Balance at the end of the period                                                   292               755
                                                                                  ======            ======



                 SEE NOTES TO ACCOMPANYING FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JANUARY 31, 2002 (UNAUDITED) AND OCTOBER 31, 2001

NOTE 1 - GENERAL
----------------

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at January 31, 2002 and October 31, 2001, and the results of their operations and their cash flows for the three month period ended January 31, 2002 and January 31, 2001. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002.

The significant accounting principals and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 2001.

NOTE 2 - REVENUE RECOGNITION
----------------------------

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



NOTE 3 - INVENTORIES (IN THOUSANDS)                                     (UNAUDITED)
-----------------------------------
                                                                        JANUARY 31,             OCTOBER 31,
INVENTORIES CONSIST OF THE FOLLOWING:                                       2002                    2001
                                                                        -----------             -----------

       Components                                                         $   438                $   477
       Work-in-process and finished goods                                     119                     82
                                                                          -------                -------
                                                                              557                    559
       Less: reserve for obsolescence                                        (419)                  (386)
                                                                          -------                -------

Net Inventory                                                             $   138                $   173
                                                                          =======                =======




NOTE 4 - FIXED ASSETS (IN THOUSANDS)                                    (UNAUDITED)
------------------------------------
                                                                        JANUARY 31,             OCTOBER 31,
FIXED ASSETS CONSIST OF THE FOLLOWING:                                     2002                    2001
                                                                        -----------             -----------

      Office furniture and equipment                                      $ 2,600                $ 2,600

       Leasehold improvements                                                 164                    164
                                                                          -------                -------

                                                                            2,764                  2,764
       Less: accumulated depreciation and amortization                     (2,148)                (2,042)
                                                                          -------                -------

Net Fixed Assets                                                          $   616                $   722
                                                                          =======                =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position and operating results, business strategy, financing plans, forecasted trends relating to the Company's industry, the Company's ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," "believe" or "intend." The Company cannot promise you that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause the Company's actual results to be materially different from its expectations include those discussed under the caption "Factors That May Affect Future Results of Operations."

GENERAL
-------

Microlog Corporation is an interactive communications software company that provides advanced Web-based customer interaction management solutions for businesses seeking to better serve their customers. Microlog offers an integrated suite of products and services that blend with existing corporate applications and infrastructure to accomplish both automated response functions, such as interactive voice response, or "IVR," email, and Web, as well as intelligent interactions between customers and contact center agents. Interactions today include telephone, email, Web chat, Web callback, Web collaboration, Web bulletin board, voice over IP, fax and scanned hardcopy mail.

Microlog caters to businesses and institutions looking to serve their customers through advanced, yet user-friendly, customer contact and relationship management systems. This approach advocates retaining or acquiring applications and components, which best suit the customer's objectives, while enhancing the customer's experience. Microlog's products and services are designed to serve as middleware to integrate existing components such as legacy applications, database applications, CRM applications, PBX or ACD switches, Web sites, email servers, IVR's and fax servers, in a manner that affords consistent operation across diverse systems and contact types, while preserving investments in the existing components. Microlog's products are Web-centric, which means major functions are accomplished through a central server suite, and only Java-enabled browsers or network computers are required for agent desktop operations. This facilitates lower costs and eases the implementation of distributed operations afforded by Internet technologies.

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

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Microlog Corporation of Maryland, Microlog's operating subsidiary, has two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division. The Contact Center Solutions division, which operates the uniQue business generally as described above, represents Microlog's primary focus and product future. Accordingly, the Company is concentrating its resources on developing the Contact Center Solutions division. The charter of the division is to help the Company's customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management. Through its Old Dominion Systems division, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), of the Johns Hopkins University, a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a significant source of sales and profits, the Company believes that this division will not generate significant future revenue, as the contract expires at the end of September 2002.

OPERATIONS
----------

Continued operating losses have severely impacted the Company's financial position and liquidity. As of January 31, 2002, the Company had a working capital deficit of $498,000 and a stockholders' deficit of $497,000. Funding for operations in fiscal 2001 was provided by funds raised in prior years from a private placement, collections of accounts receivable, and amounts drawn from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company. Management believes that it has continued to take the necessary steps to improve its operations and enhance its ability to meet its cash flow needs through October 31, 2002. To lower its breakeven point for generating cash flow from operations, management took several measures to reduce costs in fiscal 2001 and has continued these measures during fiscal 2002, including a reduction of personnel in its Contact Center Solutions business and administrative and sales staff from a total of 63 at October 31, 2000, to 32 as of March 15, 2002. Management believes that its current complement of personnel is sufficient to carry out its business plan for the foreseeable future. In addition, the Company recently reconfigured its headquarters office space and has successfully sublet a portion of that space. This sublease will save the Company approximately $80,000 in fiscal 2002 and $95,000 in fiscal 2003. Altogether, it is estimated that cost containment initiatives will result in reductions of selling, general and administrative expense by as much as $1.2 million in fiscal 2002 compared to fiscal 2001, and research and development expense by approximately $600,000 in fiscal 2002 compared to fiscal 2001 expenditures. The Company also anticipates improvements in gross margins in fiscal 2002 from adjustments to its work force to better align its capacity with current demand for its products; however, the financial impact of such reductions is more difficult to estimate due to the effect of changes in sales volume.

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

The table below reflects components of the Company's Consolidated Statements of Operations as a percentage of revenue.

                                                            FOR THE THREE
                                                             MONTHS ENDED
                                                              JANUARY 31,
                                                          2002          2001
                                                         --------------------
Sales:

  Contact Center Solutions                                89.3%        69.7 %
  Old Dominion Systems                                    10.7%        30.3 %

--------------------------------------------------------------------------------
  Total sales                                            100.0%       100.0 %
--------------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                           44.6%        56.8 %
  Selling, general and administrative                     38.1%        40.4 %
  Research and development                                13.0%        14.0 %
--------------------------------------------------------------------------------
Total costs and expenses                                  95.7%       111.2 %
--------------------------------------------------------------------------------
Operating Income (Loss)                                   4.3 %       (11.2)%
Interest Expense                                         (6.0)%        (0.2)%
Net Other Income (Expense)                                1.3 %         2.0 %
--------------------------------------------------------------------------------
Income (Loss) before income taxes                        (0.4)%        (9.4)%

Benefit (provision) for income taxes                       0  %           0 %
--------------------------------------------------------------------------------

Net loss                                                 (0.4)%        (9.4)%
--------------------------------------------------------------------------------

SALES REVENUE
-------------

Total sales revenue for the three months ended January 31, 2002 was $1.5 million compared to $2.6 million for the same three-month period ended January 31, 2001. The decrease is a result of the overall decline in new bookings over the last year as well as the loss of a significant revenue stream from the company's Old Dominion Systems Division.

The Contact Center Solutions (CCS) division generated $1.36 million or 89.3% of the total revenue while the Old Dominion Systems division contributed $160,000 or 10.7%. Of the $1.4 million CCS sales, $963,000 or 71% was for services which includes design, implementation, installation and maintenance. The remaining $400,000 represents the sale of new products which is principally comprised of hardware and software. It should be noted that the revenue from the Old Dominion Systems (ODS) division for the three months ended January 2001 was $800,000, which was from this division's sole customer, the Applied Physics Laboratory of Johns Hopkins University. As the work for this division is being phased out, the revenue is expected to be approximately $160,000 per quarter for Q2 and Q3 but only $100,000 in Q4 as the contract expires at the end of September 2002.

COST OF SALES AND EXPENSES
--------------------------

The cost of sales was $681,000 or 44.6% of sales for the quarter ended January 31, 2002, compared to $1.5 million or 56.8% for the same quarter ended January 31, 2001. The favorable decrease is due primarily to reduced costs of services resulting from the reduction in direct labor and other payroll related costs associated with the company's restructuring efforts. Total period expenses for the three months ended January 31, 2002 were $780,000 or 51% of total sales compared to $1.4 million (54%) for the period ended January 31, 2001. The decrease of $640,000 is due to a reduction in labor costs. This is explained below.

INTEREST EXPENSE
----------------

Interest expense for the quarter ended January 31, 2002 was $92,000 versus only $5000 for the quarter ended January 31, 2001. This significant increase relates to the Company's increased borrowings during the last six months. Additionally, the notes payable contain equity conversion features, which include the issuance of detachable warrants. As such, the company has discounted the face value of the note by the value of the beneficial conversion feature of the warrants, of which the benefit is charged to interest expense.

NET OTHER INCOME/EXPENSES
-------------------------

For the three months ended January 31, 2002, the company had other income of $20,000 as a result of recognizing the earned portion of a deferred gain from a re-negotiated maintenance liability. For the same three month period ended January 31, 2001, the company had net other income of $54,000 of which the majority consisted of the recognition of the deferred gain on the sale of the Company's European subsidiary.

BENEFIT (PROVISION FOR INCOME TAXES)
------------------------------------

For the quarter ended January 31, 2002 there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds. As of January 31, 2002, the company has net operating losses and carry forwards for income tax reporting purposes of approximately $22 million, which will be available to offset taxes resulting from future taxable income through 2022. If substantial changes in the company's ownership should occur, use of some or all of the carryforwards could be impacted.

CONTACT CENTER SOLUTIONS DIVISION
---------------------------------

Sales
-----

Sales for the Contact Center Solutions Division for the three months ended January 31, 2002 were $1.4 million, which represented a 24% decrease compared to $1.8 million for the same quarter, ended January 31, 2001. The decrease is due to a decline in new bookings in this and prior periods.

Backlog of future scheduled revenue
-----------------------------------

As of January 31, 2002, the division had a backlog of new system sales totaling $400,000, which is scheduled to be complete and recognized as revenue for the quarter ended April 30, 2002. In addition to new system sales, the division also has an ongoing revenue stream of approximately $200,000 per month, which represents monthly scheduled services, and the recognition of the earned portion of prior period deferred maintenance revenue.

Contact Center Solutions Costs and Expenses
-------------------------------------------

Cost of sales for the Contact Center Solutions division was $554,000 or 41% of Contact Center Solutions sales for the three months ended January 31, 2002 compared to $1.0 million or 56% for the same three-month period ended January 31, 2001. The cost of services for the CCS division was $374,000 or 33% versus $747,000 or 68% of services revenue for the three months ended January 31, 2001. As indicated above, the decrease was due to significant reductions in headcount and payroll related costs. Product costs were $180,000 or 45% of product revenue compared to $217,000 or 30% of product revenue for three months ended January 31, 2001. In January of 2001 the company completed a significant contract for which the project costs were minimal, which reduced the overall product cost of sale percentage for the period.

Selling, General & Administrative expenses were $580,000 or 43% of CCS sales for the quarter ended January 31, 2002, compared to $1.0 million, or 56% for the same quarter ended January 31, 2001. Of the $400,000 reduction, $300,000 was payroll related and $100,000 was related to trade shows and advertising expenses.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. Research and development expenses for the three months ended January 31, 2002 were $200,000 or 13% of sales compared to $365,000 or 14% for the same period ended January 31, 2001. Reduced payroll related expenses accounted for $150,000 or 89% of the decrease.

Research and development continues its focus on the broader uniQue family, with incremental investments in the uniQue IVR product.

OLD DOMINION SYSTEMS DIVISION
-----------------------------

Sales
-----

Sales for the three months ended January 31, 2002 were $160,000 versus $800,000 for the same period ended January 31, 2001. As indicated above, the company lost a significant portion of its revenue stream from this division and, expects the revenue stream to continue only through September 2002.

Cost of Sales
-------------

Cost of sales for the three months ended January 31, 2002 was $100,000 or 78% of ODS sales compared to $500,000 or 65% of ODS sales for the comparable quarter ended January 31, 2001. The decrease in dollar amount was due to lower direct labor and other payroll related costs related to the reduction in overall ODS operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The company has a working capital deficit of $500,000 as of January 31, 2002, compared to deficit of $1.0 million as of October 31, 2001. The increase in working capital was primarily due to an increase in cash proceeds associated with long term borrowings.

Cash and cash equivalents were $300,000 as of January 31,2002 as compared to $200,000 as of October 31, 2001. The increase was due to enhanced collection efforts and borrowing $300,000 in connection with the financing agreement with TFX Equities, whereby additional long-term notes were executed.

Accounts receivable increased by $300,000 due primarily to a large percentage of Q1 sales coming in the month of January. Other current assets decreased by $50,000, due to amortization of prepaid expenses.

Accounts payable and accrued expenses as of January 31, 2002 have increased by $160,000 in the last quarter as the company slowed payments to vendors in order to preserve cash flow. This reduction is related to the delayed maintenance billing mentioned in the preceding paragraph.

At the present time, the company does not have a bank credit facility. On September 25, 2001, the company entered into agreements for the issuance of $750,000 of 12% subordinate convertible promissory notes with warrants to purchase up to one hundred (100) shares of Series A preferred stock in exchange for up to $750,000 of financing from TFX Equities Incorporation. In October 2001, the company borrowed a total of $450,000, using the proceeds to payoff an existing outstanding debt of $390,000. In November and December 2001, the company borrowed the additional $300,000 available to pay its employees and vendors. In January 2002, the company accepted a term sheet from TFX Equities for an additional $500,000 debenture. Where the additional funding is subject to execution of the definitive documents, the closing has not taken place as of January 31, 2002. This is anticipated to occur in April 2002. If needed, the company expects to use these funds to facilitate cash flow for operations through FY2002. As of March 14, 2002 the company has approximately $300,000 in cash.

The Company must continue to fill its sales proposal pipeline and be able to consistently generate new business. Management is continuing to implement ongoing cost cutting measures in an effort to preserve existing cash flow. If additional revenue streams are not generated in the near term, the company may have to restructure its operation.

                                     PART II
                                OTHER INFORMATION

Item 1.  Exhibits and Reports on Form 8-K

                  The Company did not file any current reports on Form 8-K during the period Covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MICROLOG CORPORATION

                                         By:

                                         /s/ John C. Mears
                                         ---------------------------------------
                                         John C. Mears
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)



                                         /s/ Charles B. Ford, Jr.
                                         ---------------------------------------
                                         Charles B. Ford, Jr.
                                         Controller
                                         (Principal Accounting Officer)






    Date: March 15, 2002