Form 10-Q
period 2002-04-30
MICROLOG CORP
filed 2002-06-14
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended April 30, 2002              Commission File No. 0-14880


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __



The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on June 12, 2002, as reported by the Over the Counter Bulletin Board) was approximately $1.1 million dollars. The Common Stock is traded over-the-counter. As of June 12, 2002, 7,106,938 shares of the Registrant's Common Stock were outstanding of which 2,666,667 shares were held by affiliates.
      --------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                                        PAGE
                                                                                                                        ----


Part I.           Item 1.  Financial Results..............................................................................1
                           Consolidated Balance Sheets as of April 30, 2002
                            and October 31, 2001



                           Consolidated Statements of Operations for the three and six months ended
                            April 30, 2002 and April 30, 2001.............................................................2



                           Consolidated Statements of Cash Flows for the six months ended
                            April 30, 2002 and April 30, 2001.............................................................3



                           Notes to Consolidated Financial Statements.....................................................4



..                 Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............................................................5-9


Part II.          Other Information.......................................................................................10
                           Exhibits and Reports on Form 8-K



Signatures................................................................................................................10

                                     Part I

                            Item 1. FINANCIAL RESULTS


                              MICROLOG CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         (UNAUDITED)
                                                                          APRIL 30,     OCTOBER 31,
                                                                            2002            2001
                                                                        -------------   ------------
     Assets

     Current assets

         Cash and cash equivalents                                          $    319    $    170
         Receivables, net                                                        486         291
         Inventories, net                                                        109         173
         Other current assets                                                     56         107
                                                                            --------    --------
         Total current assets
                                                                                 970         741
     Fixed assets, net                                                           526         723
     Other assets                                                                145         135
                                                                            --------    --------
          Total assets                                                      $  1,641    $  1,599
                                                                            ========    ========

     Liabilities and Stockholders' Deficit

     Current liabilities:

         Accounts payable                                                   $    308    $    582
         Accrued compensation and related expenses                               374         471
         Deferred revenue                                                        390         334
         Deferred officers' compensation-Current portion                          30          30
         Other accrued expenses                                                  220         296
                                                                            --------    --------
          Total current liabilities                                            1,322       1,713
     Notes payable-net of discount                                               631         351
     Deferred officers' compensation                                             105          95
     Other liabilities                                                            17          41
                                                                            --------    --------
          Total liabilities                                                    2,075       2,200
                                                                            --------    --------
     Stockholders' Deficit:

         Series A convertible preferred stock, $.01 par value, 100 shares
            authorized, no shares issued and outstanding                        --          --
         Serial preferred stock, $.01 par value, 1,000,000 shares
            authorized, no shares issued and outstanding                        --          --
         Common stock, $.01 par value, 20,000,000 and
          13,000,000 shares authorized, 7,708,808 and
          7,668,808 shares issued, 7,106,938 and 7,106,938
          outstanding                                                             77          77
         Capital in excess of par value                                       20,917      20,761
         Treasury stock, at cost, 601,870 shares                              (1,177)     (1,177)
         Accumulated deficit                                                 (20,251)    (20,262)
                                                                            --------    --------
         Total stockholders' deficit                                            (434)       (601)
                                                                            --------    --------
         Total liabilities and stockholders' deficit                        $  1,641    $  1,599
                                                                            ========    ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                              FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                 ENDED APRIL 30,     ENDED APRIL 30,
                                                2002        2001      2002       2001
                                              --------    --------  --------   --------
Sales                                         $ 1,496    $ 1,630    $ 3,023    $ 4,239

Costs and expenses:
    Cost of sales                                 628      1,236      1,309      2,719
    Selling, general and administrative           584      1,303      1,166      2,358
    Research and development                      175        402        373        767
                                              -------    -------    -------    -------

                                                1,387      2,941      2,848      5,844
                                              -------    -------    -------    -------

Operating (loss) income                           109     (1,311)       175     (1,605)
Interest Expense                                  (95)        (5)      (187)       (11)
Other (expense) income                              3        (13)        23         41
                                              -------    -------    -------    -------

(Loss) income before income taxes                  17     (1,329)        11     (1,575)

Benefit for income taxes                            0          0          0          0
                                              -------    -------    -------    -------

Net (loss) income                                  17     (1,329)        11     (1,575)

Basic weighted average shares outstanding       7,107      7,067      7,107      7,067
                                              -------    -------    -------    -------
Diluted weighted average shares outstanding     7,107      7,067      7,107      7,067
                                              -------    -------    -------    -------

Basic (loss) income per share                 $  0.00    $ (0.19)   $  0.00    $ (0.22)
Diluted (loss) income per share               $  0.00    $ (0.19)   $  0.00    $ (0.22)


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   FOR THE          FOR THE
                                                                  SIX MONTHS       SIX MONTHS
                                                                     ENDED            ENDED
                                                                APRIL 30, 2002    APRIL 30, 2001
                                                                --------------   ---------------
Cash flows from operating activities:

     Net income (loss)                                            $    11        $(1,575)
     Adjustments to reconcile net income (loss) to net cash
      Used in operating activities:
         Gain on disposal of assets                                    (1)             0
         Depreciation                                                 198            173
         Amortization of debt discount                                 43              0
         Accretion of beneficial conversion feature                    93              0
         Provision for bad debts expense                                0            413
         Provision for inventory reserves                             (33)             0
         Changes in assets and liabilities:
            Receivables                                              (195)           564
            Inventories                                                98           (112)
            Other assets                                               41             69
            Accounts payable                                         (274)           (79)
            Accrued compensation and related expenses                 (97)          (365)
            Deferred revenue                                           56            (77)
            Other accrued expenses and liabilities                   (100)            64
            Deferred officers' compensation                            10             (8)
                                                                  -------        -------
      Net cash used in operating activities                          (150)          (933)
                                                                  -------        -------

Cash flows from investing activities:
     Purchases of fixed assets                                         (1)          (288)
                                                                  -------        -------
      Net cash used in investing activities                            (1)          (288)
                                                                  -------        -------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt and warrants            300           --
     Exercise of common stock options                                --                6
                                                                  -------        -------
     Net cash provided by financing activities                        300              6
                                                                  -------        -------

Cash and cash equivalents:
     Net increase (decrease) during period                            149         (1,215)
     Balance at beginning of period                                   170          1,604
                                                                  -------        -------
     Balance at end of period                                     $   319        $   389
                                                                  =======        =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              MICROLOG CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   APRIL 2002 (UNAUDITED) AND OCTOBER 31, 2001

NOTE 1 - GENERAL
----------------
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at April 30, 2002 and October 31, 2001, and the results of their operations and cash flows for the six month period ended April 30, 2002 and April 30, 2001. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation's Annual Report on Form 10-K for the year ended October 31, 2001.

NOTE 2 - REVENUE RECOGNITION
----------------------------

Sales of products are recognized upon shipment unless the related product requires further customization in which case the revenue is deferred until the customization process is complete. The Company generates software revenues from licensing the right to use its software products and also generates service revenues from implementation and installation services, ongoing maintenance, training services, and professional services performed.

Revenue from software license agreements is recognized upon shipment of the software if: persuasive evidence of an arrangement exists; sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement; the fee is fixed or determinable; and collection is probable.

Ongoing maintenance contracts, which include software upgrades, are invoiced separately and revenue is earned ratably over the term of the contract. Revenue from implementation and installation services is recognized when the services have been completed. Revenue from training and professional services is recognized when the services are completed.

NOTE 3 - INVENTORIES (IN THOUSANDS)
-----------------------------------

                                                             (UNAUDITED)
                                                               APRIL 30,    OCTOBER 31,
INVENTORIES CONSIST OF THE FOLLOWING:                            2002          2001
                                                             -----------    -----------
       Components and finished goods                         $   455        $   519
       Work-in-process                                             8             40
                                                             -------        -------

                                                                 463            559
       Less: reserve for obsolescence                           (354)          (386)
                                                             -------        -------

Net Inventory                                                $   109        $   173
                                                             =======        =======


NOTE 4 - FIXED ASSETS (IN THOUSANDS)
------------------------------------

                                                             (UNAUDITED)
FIXED ASSETS CONSIST OF THE FOLLOWING:                         APRIL 30,    OCTOBER 31,
                                                                 2002          2001
                                                             -----------    -----------
      Office furniture and equipment                         $ 2,601        $ 2,602

       Leasehold improvements                                    163            163
                                                             -------        -------

                                                               2,764          2,765
       Less: accumulated depreciation and amortization        (2,240)        (2,042)
                                                             -------        -------

Net Fixed Assets                                             $   524        $   723
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

GENERAL
-------

Microlog Corporation is an interactive communications software company that provides advanced Web-based customer interaction management solutions for businesses seeking to better serve their customers. Microlog offers an integrated suite of products and services that blend with existing corporate applications and infrastructure to accomplish both automated response functions, such as interactive voice response (IVR) email, and Web, as well as intelligent interactions between customers and contact center agents. Interactions today include telephone, voice messages, email, Web chat, Web callback, Web collaboration, Web bulletin board, voice over IP, fax and scanned hardcopy mail.

Microlog caters to businesses and institutions seeking to serve their customers through advanced, user-friendly, customer contact and relationship management systems. This approach advocates retaining and/or acquiring applications and components, which best suit the customer's business objectives, while enhancing the customer's experience. Microlog's products and services are designed to serve as middleware to integrate existing components such as legacy applications, database applications, CRM applications, PBX or ACD switches, Web sites, email servers, IVR and fax servers, in a manner that affords consistent operation across diverse systems and contact types, while preserving investments in the existing components. Microlog's products are Web-centric, which means major functions are accomplished through a central server suite, and only Java-enabled browsers or network computers are required for agent desktop operations. This facilitates lower costs and eases the implementation of distributed operations afforded by Internet technologies.

Microlog's integrated suite of customer contact and relationship management products is called the uniQue(R) (pronounced you-knee-que) family of contact center solutions. This family of solutions includes uniQue RM (Relationship Management), uniQue Web, uniQue eMail, uniQue Voice, uniQue Fax, uniQue VoIP, uniQue CTI, and uniQue IVR. uniQue can be implemented as a total solution, or any family member can be installed as an individual solution for an existing contact center. In addition, businesses can add different uniQue media types in a modular fashion as they expand their customer contact facilities. For example, customers can start with a telephone solution and subsequently add an email solution, web solution or fax solution. This openness and modularity is complemented by uniform and easy-to-use management facilities, as well as comprehensive cross-media statistics and reporting. The name "uniQue" derives from "unified queuing," and this refers to uniQue's ability to allow easy management of multiple media types in one virtual queue, allowing "automated contact distribution," prioritized routing by customer, skills-based routing and multiple campaign management.

To complement its suite of uniQue products, Microlog offers the following services: technology assessment, requirements analysis and documentation, project management, application and software development, system integration, telephony integration, installation, system administration and quality assurance.

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Microlog Corporation of Maryland, Microlog's operating subsidiary, has two major subdivisions: the Contact Center Solutions (CCS) division and the Old Dominion Systems division. The Contact Center Solutions division, which operates the uniQue business generally as described above, represents Microlog's primary focus and product future. Accordingly, the Company has focused its resources on developing the Contact Center Solutions division. The charter of the division is to help the Company's customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management. Through its Old Dominion Systems division, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), of the Johns Hopkins University, a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a significant source of sales and profits, the Company believes that this division will not generate significant future revenue, as the contract expires at the end of September 2002.

OPERATIONS
----------

Operating losses through the year ended October 31, 2001 severely impacted the Company's financial position and liquidity. As of April 30, 2002, the Company had a working capital deficit of $352,000 and a stockholders' deficit of $434,000. Funding for operations in fiscal 2002 was provided by collections of accounts receivable, and amounts drawn from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company. Management believes that it has continued to take the necessary steps to improve its operations and enhance its ability to meet its ongoing cash flow needs. To lower its breakeven point for generating cash flow from operations, management took several measures to reduce costs in fiscal 2001 and has continued these measures during fiscal 2002, primarily through a reduction of its personnel in the Contact Center Solutions division. The Company reduced its staff headcount by 52% from October 31,2000 to April 30, 2002. On June 3, 2002, the company made six further reductions in staff to provide further efficiencies and allow the company to make additional investments in sales and marketing. In December 2001, the Company reconfigured its headquarters office space and successfully sublet a portion of that space. This sublease will save the Company approximately $80,000 in fiscal 2002 and $95,000 in fiscal 2003. Altogether, it is estimated that cost containment initiatives will result in reductions of selling, general and administrative expense by as much as $1.2 million in fiscal 2002 compared to fiscal 2001, and research and development expense by approximately $600,000 in fiscal 2002 compared to fiscal 2001 expenditures. The Company also anticipates improvements in gross margins in fiscal 2002 from adjustments to its work force to better align its capacity with current demand for its products; however, the financial impact of such reductions is more difficult to estimate due to the effect of changes in sales volume.

While the Company's sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, management believes, based in part on orders received for its products and services since October 31, 2001, demand for its products and services will be sufficient to begin experiencing increases in Contact Center Solutions sales in fiscal 2002 over prior year levels. The Company has targeted four principal markets for its products and services; Federal and State governments, Health Care, Utilities, and Gaming (e.g., Lottery Boards and Off Track Betting). Management believes these sectors are relatively well insulated to the negative effects of the current downturn in the United States economy. In addition, based on past sales experience and ongoing interest shown in the Company's products, each has a robust need for integrated contact center solutions such as those offered by the Company. Lastly, the Company believes its uniQue product line is well suited to meet the growing demand for solutions which integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems in which they have invested heavily.

The table below reflects components of the Company's Consolidated Statements of Operations as a percentage of revenue.


                                                   FOR THE THREE               FOR THE SIX
                                                    MONTHS ENDED              MONTHS ENDED
                                                     APRIL 30                   APRIL 30
                                               2002           2001         2002          2001
                                              ---------------------------------------------------
Sales:

  Contact Center Solutions                     88.5%         60.9%         88.9%         66.3%
  Old Dominion Systems                         11.5%         39.1%         11.1%         33.7%
-------------------------------------------------------------------------------------------------
  Total sales                                 100.0%        100.0%        100.0%        100.0%
-------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                42.0%         75.8%         43.3%         64.1%
  Selling, general and administrative          39.0%         79.9%         38.6%         55.6%
  Research and development                     11.7%         24.7%         12.3%         18.2%
-------------------------------------------------------------------------------------------------
Total costs and expenses                       92.7%        180.4%         94.2%        137.9%
-------------------------------------------------------------------------------------------------
Operating Income (Loss)                         7.3%        (80.4)%         5.8%        (37.9)%
Interest Expense                               (6.4)%        (0.3)%        (6.2)%        (0.3)%
Net Other Income (Expense)                      0.2%         (0.8)%         0.8%          1.0%
-------------------------------------------------------------------------------------------------
Income (Loss) before income taxes               1.1%        (81.5)%         0.4%        (37.2)%

Benefit (provision) for income taxes            0.0%          0.0%          0.0%          0.0%
-------------------------------------------------------------------------------------------------

Net income (loss)                               1.1%        (81.5)%         0.4%        (37.2)%
-------------------------------------------------------------------------------------------------


SALES REVENUE
-------------

Total sales for the quarter ended April 30, 2002 were $1.5 million which was a 6% decrease compared to $1.6 million for the same three month period ended April 30, 2001. For the six months ended April 30, 2002, total sales were $3.0 million compared to $4.2 million for the six months ended April 30, 2001, or a 29% decrease overall. The decrease in comparative quarterly and first half sales is due largely to the loss of a significant revenue stream from the company's Old Dominion Systems Division. As the work for the Old Dominion Systems division is being phased out, the revenue is estimated to be approximately $160,000 per quarter for Q3 2002 and $100,000 in Q4 2002 as the current contract is scheduled to expire at the end of September 2002. Further results by division are explained in more detail below.

COST OF SALES AND EXPENSES
--------------------------

Total cost of sales for the three months ended April 30, 2002 was $628,000 or 42% of total sales, compared to $1.2 million or 76% for the three months ended April 30, 2001. For the six months ended April 30, 2002 and April 30, 2001, total cost of sales was $1.3 million (43% of total sales) and $2.7 million (64% of total sales) respectively. The favorable decrease was due to a reduction in direct labor and other payroll-related costs associated with the company's restructuring efforts.

Total period expenses for the three months ended April 30, 2002 were $759,000 versus $1.7 million for the same three-month period ended April 30, 2001. Period expenses for the six months ended April 30, 2002, were $1.5 million compared to $3.1million for the six months ended April 30, 2001. The significant decrease is due primarily to the company's reduction in labor costs, as well as lower administrative costs and discretionary spending. Additionally, in Q2 2001, the company recorded a $400,000 bad debt expense for a significant account receivable, which was subsequently written off.

INTEREST EXPENSE
----------------

Interest expense for the six-month period ended April 30, 2002 was $187,000 versus $11,000 for the same period ended April 30, 2001. This significant increase relates to the Company's increased borrowings during the last six months. Additionally, the notes payable contain equity conversion features, which include the issuance of detachable warrants. As such, the company has discounted the face value of the note by the value of the warrants. The amortization of the discount and accretion of the beneficial conversion feature are charged to interest expense.

OTHER INCOME/EXPENSES
---------------------

For the three and six months ended April 30, 2002, the company had only nominal amounts of other income and expenses.

BENEFIT (PROVISION FOR INCOME TAXES)
------------------------------------

For the first half ended April 30, 2002 there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds. As of April 30, 2002, the company has net operating losses and carry forwards for income tax reporting purposes of approximately $22 million, which will be available to offset taxes resulting from future taxable income through 2022. If substantial changes in the company's ownership should occur, use of some or all of the carry forwards could be impacted.

RESULTS BY DIVISION
-------------------

CONTACT CENTER SOLUTIONS DIVISION
---------------------------------

Sales
-----

Contact Center Solution (CCS) sales for the quarter ended April 30, 2002 were $1.3 million compared to $1.0 million for the same quarter ended April 30, 2001. The $300,000 increase for the comparative quarters was attributable to a $150,000 increase in hardware and software solutions and a $150,000 increase in design, implementation and installation services. For the six months ended April 30, 2002, CCS sales were $2.7 million, which represented a decrease of 3.6% compared to $2.8 million for the six months ended April 30, 2001. For the comparative six-month periods, hardware and software sales declined by $150,000 due to a reduction in new bookings, which was offset by a slight increase in services revenue of $28,000.

Backlog of future scheduled revenue
-----------------------------------

As of June 11, 2002, the Contact Center Solutions division had a backlog of new system sales totaling $174,000 of which $107,000 is currently projected to be completed in the third quarter ending July 31, 2002. The remaining $67,000 is projected to be completed in the fourth quarter ending October 31, 2002. In addition to new system sales, the division has an ongoing revenue stream of approximately $200,000 per month, which represents monthly scheduled services, and the recognition of the earned portion of prior period deferred maintenance revenue.

Contact Center Solutions Costs and Expenses
-------------------------------------------

Cost of sales for the Contact Center Solutions division for the three months ended April 30, 2002 was $531,000 or 40% of CCS revenue compared to $846,000 or 85% of CCS revenue for the same three-month period ended April 30, 2001. These costs are reported as two distinct lines of business; cost of services and product costs. The cost of services for the three months ended April 30, 2002, was 38% of service revenue compared to 83% for the three months ended April 30, 2001. The reduction in service costs is attributable to the Company's restructuring efforts, which resulted in a significant reduction in direct labor costs. For the six months ended April 30, 2002, service costs were $757,000 or 38% of service revenue, compared to $1.5 million or 74% of service revenue for the same six months ended April 30, 2001. As indicated above, the decrease in costs was due to significant reductions in headcount and payroll related costs.

Product costs for the three months ended April 30, 2002 was $147,000 or 46% of product revenue compared to $147,000 or 98% for the quarter ended April 30, 2001, in which one significant project was sold at a very low margin. Product costs for the first half ended April 30, 2002, were $328,000 or 46% of product revenue compared to $364,000 or 42% of product revenue for six months ended April 30, 2001. During the first quarter of 2001, the company completed a large project whereby the cost was minimal due to a large software component, thus offsetting the shortfall reported in the second quarter and improving the first half results for the six months ended April 30, 2001.

For the three months ended April 30, 2002, selling, general & administrative expenses were $564,000 or 43% of CCS revenue compared to $1.2 million or 121% for the same three month period ended April 30, 2001. During the second quarter of 2001, the company recorded bad debt expense of $400,000, as a significant account receivable was deemed uncollectible and subsequently written off. Selling, general & administrative expenses were $1.2 million or 44% of CCS sales for the six months ended April 30, 2002, compared to $2.2 million, or 78% for the same period in 2001. Of the $1.0 million reduction, $400,000 was payroll related and $300,000 was due to a reduction in overall discretionary spending (e.g., advertising & marketing expense, travel and insurance). Additionally, as indicated above, $400,000 of bad debt expense was incurred in Q2 2001.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. For the three months ended April 30, 2002, Research and development expenses were $175,000 or 13% of total CCS revenue versus $402,000 or 41% for the same three-month period ended April 30, 2001. The favorable decrease was a result of reduced headcount and the associated decrease in payroll costs. Research and development expenses for the six months ended April 30, 2002 were $373,000 or 14% of CCS sales compared to $767,000 or 27% for the same period ended April 30, 2001. Reduced payroll related expenses accounted for $280,000 or 71% of the decrease.

Research and development continues its focus on the broader uniQue family, with incremental investments in the uniQue IVR product and other new product research.

OLD DOMINION SYSTEMS DIVISION
-----------------------------

Sales
-----

Sales from the Old Dominion Systems (ODS) division for the three months ended April 30, 2002 was $172,000, a 73% decrease compared to $638,000 for the three months ended April 30, 2001, coming from this division's sole customer, the Applied Physics Laboratory of Johns Hopkins University. Sales for the six months ended April 30, 2002 were $334,000 versus $1.4 million for the same period ended April 30, 2001. As indicated above, the company lost a significant portion of its revenue stream from this division and expects the revenue stream to continue only through September 2002.

Cost of Sales
-------------

Cost of sales for the three months ended April 30, 2002 was $97,000 or 57% of ODSM sales compared to $391,000 or 61% for the three months ended April 30, 2001. For the six months ended April 30, 2002, cost of sales was $224,000 or 67% compared to $909,000 or 64% of sales for the comparable quarter ended April 30, 2001. The decrease in dollar amount was due to lower direct labor and other payroll related costs related to the reduction in overall ODS operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of April 30, 2002, the company has a working capital deficit of $352,000, compared to a deficit of $498,000 as of January 31, 2002 and $1.0 million as of October 31, 2001. The increase in working capital has been the culmination of an increase in cash proceeds associated with long-term borrowings, paying down accounts payable and an overall reduction in new expenses contributing to profitable operations.

Cash and cash equivalents were $319,000 as of April 30, 2002 compared to $292,000 as of January 31, 2002 and $200,000 as of October 31, 2001. During the second quarter, the company continued to enhance its collection efforts, as well as reduce its overall spending.

As of April 30, 2002, accounts receivable were $485,000 compared to $624, 000 as of January 31, 2002 and $291,000 as of October 31. 2001. The second quarter reduction was a result of the company's continued focus on collections. Other current assets consist of prepaid expenses and totaled $56,000 as of April 30, 2002 compared to $90,000 as of January 31, 2002 and $107, 000 as of October 31, 2001. The reduction is a result of the ongoing monthly amortization of these expenses.

Accounts payable and accrued expenses as of April 30, 2002 were $902,000 compared to $1.4 million as of January 31, 2002 and $1.4 million as of October 31, 2001. During the second quarter, the company reduced its vendor accounts payable by 57%, principally by paying off old debt and reducing new purchases.

At the present time, the company does not have a bank credit facility. On September 25, 2001, the company entered into agreements for the issuance of $750,000 of 12% subordinate convertible promissory notes with warrants to purchase up to one hundred (100) shares of Series A preferred stock in exchange for up to $750,000 of financing from TFX Equities Incorporation. In October 2001, the company borrowed a total of $450,000, using the proceeds to payoff an existing outstanding debt of $390,000. In November and December 2001, the company borrowed the additional $300,000 available to pay its employees and vendors. In January 2002, the company accepted a term sheet from TFX Equities for an additional $500,000 debenture. The additional funding is subject to execution of the definitive documents. Where the company had previously anticipated finalizing these documents in April 2002, management has made the decision to delay this event pending further evaluation of the need to facilitate cash flow for operations through FY2002. As of June 13, 2002 the company has approximately $136,000 in cash.

The Company has not been able to build a consistent backlog necessary to sustain ongoing increases in revenue, which ultimately result in increased cash flow. Where the company does have a predictable revenue stream, it has decided to reduce its cost structure to be more in line with this predictable revenue. As such, on June 3, 2002, the company invoked a plan to further reduce its headcount and payroll related expenses.

                                     PART II
                                OTHER INFORMATION

Item 1. On March 7, 2002, the Company filed a proxy statement in connection with the solicitation of proxies by the board of directors of Microlog for use at the Company's 2002 annual meeting of shareholders. On April 22, 2002, the Company held its 2002 annual meeting of shareholders. The following sets forth the proposed resolutions and the results of the voting by the shareholders.

There were 7,106,938 shares of common stock outstanding as of the date of record and entitled to vote at the 2002 annual meeting.

Proposal No. 1    The shareholders approved a proposal to elect each of the
                  following three nominees to the Company's board of directors.
                  The tabulation of the votes on this proposal was as follows:


                         Nominee                      For                 Withheld
                         -------                      --------------      --------
                         Randall P. Gaboriault        6,684,930           25,500
                         Joe L. Lynn                  6,683,430           27,000
                         John J. Sickler              6,684,930           25,500

Proposal No. 2    The shareholders approved an amendment to the Company's
                  articles of Incorporation to increase the number of authorized shares of all classes of capital stock from 14,000,100 shares to 21,000,100 shares and to increase the number of authorized shares of common stock from 13,000,000 shares to 20,000,000 shares. The tabulation of votes on this proposal was as follows: For: 4,427,750; Against 103,426; Abstain: 56,988.

Proposal No. 3    To approve an amendment to the Microlog Corporation 1995
                  Employee Stock Option Plan to increase the number of shares of common stock that may be issued there under by 1,000,000 shares from 1,600,000 to 2,600,000. The tabulation of votes on this proposal was as follows: For: 4,376,012, Against:
                  155,244, Abstain: 56,908.

Proposal No.4     To approve an amendment to the Microlog Corporation 1989
                  Non-Employee Director Non-Qualified Stock Option Plan to increase the number of shares of common stock that may be issued there under by 250,000 shares from 250,000 to 500,000 shares. The tabulation of votes on this proposal was as follows: For: 4,362,027, Against: 163,674, Abstain: 62,463.

Item 2.  Exhibits and Reports on Form 8-K

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

                                          MICROLOG CORPORATION

                                          By:

                                          /s/ John C. Mears
                                          --------------------------------------
                                          John C. Mears
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)



                                          /s/ Charles B. Ford, Jr
                                          --------------------------------------
                                          Charles B. Ford, Jr.
                                          Controller
                                          (Principal Accounting Officer)


Dated: June 14, 2002