Form 10-Q
period 2002-07-31
MICROLOG CORP
filed 2002-09-13
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended July 31, 2002

Commission File No. 0-14880

MICROLOG CORPORATION
(Exact name of Registrant as specified in its charter)

Virginia	52-0901291
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

20270 Goldenrod Lane	20876-4070
Germantown, Maryland	(Zip Code)
(Address of principal executive offices)

(301) 540-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on September 6, 2002, as reported by the Over the Counter Bulletin Board) was approximately $500,000 dollars. The Common Stock is traded over-the-counter. As of September 6, 2002, 7,106,938 shares of the Registrant’s Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

PART I

Item 1.    Financial Results

MICROLOG CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31, 2002	October 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$244	$170
Receivables, net	808	291
Inventories, net	117	173
Other current assets	80	107

Total current assets	1,249	741
Fixed assets, net	448	723
Other assets	104	135

Total assets	1,801	1,599

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	387	582
Accrued compensation and related expenses	356	471
Deferred revenue	405	334
Deferred officers’ compensation—Current portion	30	30
Other accrued expenses	246	296

Total current liabilities	1,424	1,713
Notes payable—net of discount	652	351
Deferred officers’ compensation	101	95
Other liabilities	9	41

Total liabilities	2,186	2,200

Stockholders’ Deficit:
Series A convertible preferred stock, $.01 par value, 100 shares authorized, no shares issued and outstanding	—	—
Serial preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 and 13,000,000 shares authorized, 7,708,808 and 7,668,808 shares issued, 7,106,938 and 7,106,938 outstanding	77	77
Capital in excess of par value	20,964	20,761
Treasury stock, at cost, 601,870 shares	(1,177)	(1,177)
Accumulated deficit	(20,249)	(20,262)

Total stockholders’ deficit	(385)	(601)

Total liabilities and stockholders’ deficit	$1,801	$1,599

See accompanying notes to consolidated financial statements

MICROLOG CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	For The Three Months		For The Nine Months
	Ended July 31,		Ended July 31,
	2002	2001	2002	2001
Sales	$1,494	$1,611	$4,517	$5,850
Costs and expenses:
Cost of sales	653	1,140	1,962	3,859
Selling, general and administrative	531	930	1,697	3,288
Research and development	218	370	591	1,137

	1,402	2,440	4,250	8,284

Operating (loss) income	92	(829)	267	(2,434)
Interest Expense	(94)	(4)	(281)	(15)
Other (expense) income	4	(12)	27	29

(Loss) income before income taxes	2	(845)	13	(2,420)
Benefit for income taxes	0	0	0	0

Net (loss) income	2	(845)	13	(2,420)
Basic weighted average shares outstanding	7,107	7,067	7,107	7,067

Diluted weighted average shares outstanding	7,107	7,067	7,107	7,067

Basic (loss) income per share	$0.00	$(0.12)	$0.00	$(0.34)
Diluted (loss) income per share	$0.00	$(0.12)	$0.00	$(0.34)

See accompanying notes to consolidated financial statements.

MICROLOG CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Nine Months Ended July 31, 2002	For The Nine Months Ended July 31, 2001
Cash flows from operating activities:
Net income (loss)	$13	$(2,420)
Adjustments to reconcile net income (loss) to net cash
Used in operating activities:
Depreciation	284	282
Amortization of debt discount	65	0
Accretion of beneficial conversion feature	141	0
Provision for bad debts expense	0	413
Provision for inventory reserves	(42)	50
Consulting Expense funded through issuance of common stock	0	16
Changes in assets and liabilities:
Receivables	(516)	794
Inventories	98	(91)
Other assets	58	128
Accounts payable	(195)	(53)
Accrued compensation and related expenses	(162)	(430)
Deferred revenue	71	(98)
Other accrued expenses and liabilities	(37)	29
Deferred officers’ compensation	5	(7)

Net cash used in operating activities	(217)	(1,387)

Cash flows from investing activities:
Purchases of fixed assets	(9)	(319)

Net cash used in investing activities	(9)	(319)

Cash flows from financing activities:
Proceeds from issuance of long-term debt and warrants	300	200

Net cash provided by financing activities	300	200

Cash and cash equivalents:
Net increase (decrease) during period	74	(1,506)
Balance at beginning of period	170	1,604

Balance at end of period	$244	$98

See accompanying notes to consolidated financial statements.

MICROLOG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002 (Unaudited) and October 31, 2001

Note 1—General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at July 31, 2002 and October 31, 2001, and the results of their operations and cash flows for the nine month period ended July 31, 2002 and July 31, 2001. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2002.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation’s Annual Report on Form 10-K for the year ended October 31, 2001.

Note 2—Revenue Recognition

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

Note 3—Inventories (in thousands)

Inventories consist of the following:

	(Unaudited)
	July 31,	October 31,
	2002	2001
Components and finished goods	$452	$519
Work-in-process	10	40

	462	559
Less: reserve for obsolescence	(345)	(386)

Net Inventory	$117	$173

Note 4—Fixed Assets (in thousands)

Fixed assets consist of the following:

	(Unaudited)
	July 31,	October 31,
	2002	2001
Office furniture and equipment	$2,602	$2,602
Leasehold improvements	171	163

	2,773	2,765
Less: accumulated depreciation and amortization	(2,325)	(2,042)

Net Fixed Assets	$448	$723

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, forecasted trends relating to the Company’s industry, the Company’s ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believe” or “intend.” The Company cannot promise you that its expectations in such forward-looking statements will turn out to be correct.

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

Microlog caters to businesses and institutions seeking to serve their customers through advanced, user-friendly, customer contact and relationship management systems. This approach advocates retaining and/or acquiring applications and components, which best suit the customer’s business objectives, while enhancing the customer’s experience. Microlog’s products and services are designed to serve as middleware to integrate existing components such as legacy applications, database applications, CRM applications, PBX or ACD switches, Web sites, email servers, IVR and fax servers, in a manner that affords consistent operation across diverse systems and contact types, while preserving investments in the existing components. Microlog’s products are Web-centric, which means major functions are accomplished through a central server suite, and only Java-enabled browsers or network computers are required for agent desktop operations. This facilitates lower costs and eases the implementation of distributed operations afforded by Internet technologies.

Microlog’s integrated suite of customer contact and relationship management products is called the uniQue® (pronounced you-knee-que) family of contact center solutions. This family of solutions includes uniQue RM (Relationship Management), uniQue Web, uniQue eMail, uniQue Voice, uniQue Fax, uniQue VoIP, uniQue CTI, and uniQue IVR. uniQue can be implemented as a total solution, or any family member can be installed as an individual solution for an existing contact center. In addition, businesses can add different uniQue media types in a modular fashion as they expand their customer contact facilities. For example, customers can start with a telephone solution and subsequently add an email solution, web solution or fax solution. This openness and modularity is complemented by uniform and easy-to-use management facilities, as well as comprehensive cross-media statistics and reporting. The name “uniQue” derives from “unified queuing,” and this refers to uniQue’s ability to allow easy management of multiple media types in one virtual queue, allowing “automated contact distribution,” prioritized routing by customer, skills-based routing and multiple campaign management.

To complement its suite of uniQue products, Microlog offers the following services: technology assessment, requirements analysis and documentation, project management, application and software development, system integration, telephony integration, installation, system administration and quality assurance.

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Microlog Corporation of Maryland, Microlog’s operating subsidiary, has two major subdivisions: the Contact Center Solutions (CCS) division and the Old Dominion Systems division. The Contact Center Solutions division, which operates the uniQue business generally as described above, represents Microlog’s primary focus and product future. Accordingly, the Company has focused its resources on developing the Contact Center Solutions division. The charter of the division is to help the Company’s customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management. Through its Old Dominion Systems division, the Company provides performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), of the Johns Hopkins University, a prime contractor to the U.S. Navy. Although this segment of the business has historically provided a significant source of sales and profits, this division will not generate significant future revenue, as the contract expires at the end of September 2002. In August 2002, the division began to wind down its operations and terminate its remaining employees.

Operations

Operating losses through the year ended October 31, 2001 severely impacted the Company’s financial position and liquidity. As of July 31, 2002, the Company had a working capital deficit of $175,000 and stockholders’ deficit of $385,000. Funding for operations in fiscal 2002 has been provided by collections of accounts receivable, and amounts drawn during the first quarter of the year from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company. Management believes that it has continued to take the necessary steps to improve its operations and enhance its ability to meet its ongoing cash flow needs. To lower its breakeven point for generating cash flow from operations, management took several measures to reduce costs in fiscal 2001 and has continued these measures during fiscal 2002, primarily through a reduction of its personnel in the Contact Center Solutions division. The Company has reduced its staff headcount in fiscal 2002 from 44 to 29 employees. In December 2001, the Company reconfigured its headquarters office space and successfully sublet a portion of that space. This sublease will save the Company approximately $80,000 in fiscal 2002 and $95,000 in fiscal 2003. Altogether, it is estimated that cost containment initiatives will result in reductions of selling, general and administrative expense by as much as $1.2 million in fiscal 2002 compared to fiscal 2001, and research and development expense by approximately $600,000 in fiscal 2002 compared to fiscal 2001 expenditures. The Company also anticipates improvements in gross margins in fiscal 2002 from adjustments to its work force to better align its capacity with current demand for its products; however, the financial impact of such reductions is more difficult to estimate due to the effect of changes in sales volume.

While the Company’s sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, management believes, based in part on orders received for its products and services since October 31, 2001, demand for its products and services will be sufficient to begin experiencing increases in Contact Center Solutions sales in fiscal 2002 over prior year levels. The Company has targeted four principal markets for its products and services; Federal and State governments, Health Care, Utilities, and Gaming (e.g., Lottery Boards and Off Track Betting). Management believes these sectors are relatively well insulated to the negative effects of the current downturn in the United States economy. In addition, based on past sales experience and ongoing interest shown in the Company’s products, each has a robust need for integrated contact center solutions such as those offered by the Company. Lastly, the Company believes its uniQue product line is well suited to meet the growing demand for solutions which integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems in which they have invested heavily.

The table below reflects components of the Company’s Consolidated Statements of Operations as a percentage of revenue.

	For the Three Months Ended July 31		For the Nine Months Ended July 31
	2002	2001	2002	2001
Sales:
Contact Center Solutions	90.7%	74.1%	89.5%	68.4%
Old Dominion Systems	9.3%	25.9%	10.5%	31.6%

Total sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	43.7%	70.8%	43.4%	66.0%
Selling, general and administrative	35.6%	57.7%	37.6%	56.2%
Research and development	14.6%	23.0%	13.1%	19.4%

Total costs and expenses	93.9%	151.5%	94.1%	141.6%

Operating Income (Loss)	6.1%	(51.5)%	5.9%	(41.6)%
Interest Expense	(6.3)%	(0.2)%	(6.2)%	(0.3)%
Net Other Income (Expense)	0.3%	(0.8)%	0.6%	0.5%

Income (Loss) before income taxes	0.1%	(52.5)%	0.3%	(41.4)%
Benefit (provision) for income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	0.1%	(52.5)%	0.3%	(41.4)%

Sales Revenue

Total sales for the quarter ended July 31, 2002 were $1.5 million which was a 6% decrease compared to $1.6 million for the same three month period ended July 31, 2001. For the nine months ended July 31, 2002, total sales were $4.5 million compared to $5.9 million for the nine months ended July 31, 2001, or a 23% decrease overall. The decrease in comparative Q3 and nine-month sales is due largely to the loss of a significant revenue stream from the company’s Old Dominion Systems Division. As the work for the Old Dominion Systems division is being phased out, the revenue is estimated to be approximately $50,000 for Q4 2002. As of August 31, 2002 operations in this segment were winding down and is expected to cease in early September. Further results by division are explained in more detail below.

Cost of Sales and Expenses

Total cost of sales for the three months ended July 31, 2002 was $653,000 or 44% of total sales, compared to $1.2 million or 71% for the three months ended July 31, 2001. For the nine months ended July 31, 2002 and July 31, 2001, total cost of sales was $2.0 million (43% of total sales) and $3.9 million (66% of total sales) respectively. The favorable decrease was due to a reduction in direct labor and other payroll-related costs associated with the company’s restructuring efforts.

Total period expenses for the three months ended July 31, 2002 were $750,000 versus $1.3 million for the same three-month period ended July 31, 2001. Period expenses for the nine months ended July 31, 2002, were $2.3 million compared to $4.4 million for the nine months ended July 31, 2001. The significant decrease is due primarily to the company’s reduction in labor costs, as well as lower administrative costs and discretionary spending. Additionally, in Q2 2001, the company recorded a $400,000 bad debt expense for a significant account receivable, which was subsequently written off.

Interest Expense

Interest expense for the nine-month period ended July 31, 2002 was $281,000 versus $15,000 for the same period ended July 31, 2001. This significant increase relates to the Company’s increased borrowings during the first quarter of FY 2002. Additionally, the notes payable contain equity conversion features, which include the issuance of detachable warrants. As such, the company has discounted the face value of the note by the value of the warrants. The amortization of the discount and accretion of the beneficial conversion feature are charged to interest expense.

Other Income/Expenses

For the three and nine months ended July 31, 2002, the company had only minimal amounts of other income and expenses.

Benefit (Provision for Income Taxes)

For the nine months ended July 31, 2002 there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds. As of July 31, 2002, the company has net operating losses and carry forwards for income tax reporting purposes of approximately $22 million, which will be available to offset taxes resulting from future taxable income through 2022. If substantial changes in the company’s ownership should occur, use of some or all of the carry forwards could be limited.

Results by division

Contact Center Solutions Division

  Sales

Contact Center Solution (CCS) sales for the three months ended July 31, 2002 were $1.4 million compared to $1.2 million for the same period ended July 31, 2001. The $200,000 increase was attributable to a $300,000 increase in hardware and software solutions offset by a decrease of $100,000 in design, implementation and installation services. For the nine months ended July 31, 2002 and July 31, 2001, CCS sales were $4.0 million for each period. Comparatively, hardware and software sales increased by $180,000 which were offset by a $140,000 decline in overall service revenues.

  Backlog of future scheduled revenue

As of September 10, 2002, the Contact Center Solutions division had a backlog of new system sales totaling $306,000, all of which is currently projected to be completed in the fourth quarter ending October 31, 2002. In addition to new system sales, the division has an ongoing revenue stream of approximately $220,000 per month, which represents monthly scheduled services, and the portion of deferred maintenance revenue to be earned.

  Contact Center Solutions Costs and Expenses

Cost of sales for the Contact Center Solutions division for the three months ended July 31, 2002 was $573,000 or 42% of CCS revenue compared to $835,000 or 70% of CCS revenue for the same three-month period ended July 31, 2001. These costs are reported as two distinct lines of business; cost of services and product costs. The cost of services for the three months ended July 31, 2002, was 48% of service revenue compared to 65% for the three months ended July 31, 2001. The reduction in service costs is attributable to the Company’s restructuring efforts, which resulted in a significant reduction in direct labor costs. For the nine months ended July 31, 2002, service costs were $1.2 million or 41% of service revenue, compared to $2.1 million or 71% of service revenue for the same nine months ended July 31, 2001. As indicated above, the decrease in costs was due to significant reductions in headcount and payroll related costs.

Product costs for the three months ended July 31, 2002 were $175,000 or 33% of product revenue compared to $187,000 or 96% for the quarter ended July 31, 2001. Product costs for the quarter ended July 31, 2001 included a high content of hardware shipments, which were sold at low margins. Additionally, in Q3 of 2001, the company recorded a one-time charge of $50,000 to its inventory reserve, which was included in the product costs for the period. Comparatively, for the quarter ended July 31, 2002, the company completed a substantial project whereby a significant cost component was software, for which the costs are typically lower. For the nine months ended July 31, 2002, product costs were $503,000 or 40% of product revenue compared to $551,000 or 52% of product revenue for nine months ended July 31, 2001.

For the three months ended July 31, 2002, selling, general & administrative expenses were $532,000 or 39% of CCS revenue compared to $853,000 or 71% for the same three month period ended July 31, 2001. Selling, general & administrative expenses were $1.7 million or 42% of CCS sales for the nine months ended July 31, 2002, compared to $3.1 million, or 76% for the nine months ended July 31, 2001. For the nine-month period ended July 31, 2001, the company recorded a bad debt expense of $400,000 as a significant account receivable was deemed uncollectible and subsequently written off. Of the $1.4 million decrease for the comparative nine-month periods, $600,000 was payroll related, $400,000 was due to a reduction in overall discretionary spending (e.g., advertising & marketing expense, travel and insurance) and $400,000 was related to the bad debt expense discussed above.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. For the three months ended July 31, 2002, research and development expenses were $218,000 or 16% of total CCS revenue versus $370,000 or 31% for the same three-month period ended July 31, 2001. The favorable decrease was a result of reduced headcount and the associated decrease in payroll costs. Research and development expenses for the nine months ended July 31, 2002 were $591,000 or 15% of CCS sales compared to $1.1 million or 28% for the same period ended July 31, 2001. Reduced payroll related expenses accounted for $400,000 or 79% of the decrease.

Research and development continues its focus on the broader uniQue family, with incremental investments in the uniQue IVR product and other new product research.

Old Dominion Systems Division

Sales

Sales from the Old Dominion Systems (ODS) division for the three months ended July 31, 2002 were $139,000, a 67% decrease compared to $417,000 for the three months ended July 31, 2001, coming from this division’s sole customer, the Applied Physics Laboratory of Johns Hopkins University. Sales for the nine months ended July 31, 2002 were $473,000 versus $1.8 million for the same period ended July 31, 2001. As indicated above, the company lost a significant portion of its revenue stream from this division and expects this revenue to be discontinued in early September 2002.

Cost of Sales

Cost of sales for the three months ended July 31, 2002 was $80,000 or 58% of ODSM sales compared to $304,000 or 73% for the three months ended July 31, 2001. For the nine months ended July 31, 2002, cost of sales was $304,000 or 64% compared to $1.2 million or 66% of sales for the comparable nine months ended July 31, 2001. The decrease in dollar amount was due to lower direct labor and other payroll related costs related to the reduction in overall ODS operations.

Liquidity and Capital Resources

As of July 31, 2002, the company has a working capital deficit of $175,000, compared to a deficit of $352,000 as of April 30, 2002 and $1.0 million as of October 31, 2001. The increase in working capital has been the culmination of an increase in cash proceeds associated with long-term borrowings, paying down accounts payable and an overall reduction in new expenses contributing to profitable operations. The Company has not been able to build a consistent backlog necessary to sustain ongoing increases in revenue, which ultimately result in increased cash flow. Where the company does have a predictable revenue stream, it has continued to reduce its cost structure to be more in line with this predictable revenue.

Cash and cash equivalents were $244,000 as of July 31, 2002 compared to $319,000 as of April 30, 2002 and $170,000 as of October 31, 2001. During the third quarter, the company continued to enhance its collection efforts, as well as reduce its overall spending.

As of July 31, 2002, accounts receivable were $808,000 compared to $486,000 as of April 30, 2002 and $291,000 as of October 31. 2001. Most of the billings for the third quarter ending July 31, 2002 occurred in the month of July which resulted in the significant quarter to quarter increase. As of September 10, 2002, approximately $700,000 of the July 31, 2002 receivables have been collected. Other current assets consist of prepaid expenses and total $80,000 as of July 31, 2002 compared to $56,000 as of April 30, 2002 and $107,000 as of October 31, 2001. The increase in the third quarter represents an annual prepaid maintenance contract, which is being amortized over a twelve-month period.

Accounts payable and accrued expenses, which includes accrued compensation, as of July 31, 2002 were $988,000 compared to $902,000 as of April 30, 2002 and $1.4 million as of October 31, 2001. The increase represents late July 2002 purchases associated with the July sales. As of September 6, 2002, these additional payables have been paid in full. The Company continues to reduce its discretionary spending and reduce its cost of sales by negotiating more favorable terms with its suppliers.

At the present time, the company does not have a bank credit facility. On September 25, 2001, the company entered into agreements for the issuance of $750,000 of 12% subordinate convertible promissory notes with warrants to purchase up to one hundred (100) shares of Series A preferred stock in exchange for up to $750,000 of financing from TFX Equities Incorporation. In October 2001, the company borrowed a total of $450,000, using the proceeds to payoff an existing outstanding debt of $390,000. In November and December 2001, the company borrowed the additional $300,000 available to pay its employees and vendors. In January 2002, the company accepted a term sheet from TFX Equities for an additional $500,000 debenture. The additional funding is subject to execution of the definitive documents. Where the company had previously anticipated finalizing these documents in April 2002, management has made the decision to delay this event pending further evaluation of the need to facilitate cash flow for operations through FY2002. As of September 10, 2002, the company has approximately $460,000 in cash.

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
John C. Mears President and Chief Executive Officer (Duly Authorized Officer)

/s/ CHARLES B. FORD, JR.
Charles B. Ford, Jr. Chief Financial Officer (Principal Accounting Officer)

Item 2.     Officers’ Certification

The signing Officers have reviewed this report.

Based on the officers’ knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on such Officers’ knowledge, the financial statements and other financial information included in this report, fairly presents in all material respects the financial condition, results of operations and cash flows of the issuer as of and for, the periods presented in this report.

/s/ JOHN C. MEARS
John C. Mears President and Chief Executive Officer (Duly Authorized Officer)

/s/ CHARLES B. FORD, JR.
Charles B. Ford, Jr. Chief Financial Officer (Principal Accounting Officer)

Dated: September 13, 2002