Form 10-K
period 2002-10-31
MICROLOG CORP
filed 2003-01-29
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

Commission File No. 0-14880

MICROLOG CORPORATION
(Exact name of Registrant as specified in its charter)

VIRGINIA	52-0901291
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

20270 Goldenrod Lane Germantown, Maryland	20876-4070
(Address of principal executive offices)	(Zip Code)

(301) 540-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on January 23, 2003, as reported by the Over the Counter Bulletin Board) was approximately $311,000. The Common Stock is traded over-the-counter. As of January 23, 2003, 7,106,938 shares of the Registrant’s Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

Cautionary Note Regarding Forward-Looking Statements

This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, forecasted trends relating to the Company’s industry, the Company’s ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believe” or “intend.” The Company cannot promise you that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause the Company’s actual results to be materially different from its expectations include those discussed under the caption “Business—Factors That May Affect Future Results of Operations.”

ii

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, references in this report to “Microlog” or the “Company” are to Microlog Corporation and its consolidated subsidiaries.

General

Microlog Corporation is an interactive communications software company that provides advanced Web-based customer interaction management products and services for businesses seeking to better serve their customers. Microlog offers an integrated suite of products and services which integrate with existing corporate applications and infrastructure to accomplish both automated response functions, such as interactive voice response, or “IVR,” e-mail, and Web, as well as intelligent interactions between customers and contact center agents. Interactions today include telephone, e-mail, Web chat, Web callback, Web collaboration, Web bulletin board, voice over IP, fax and scanned hardcopy mail.

Microlog caters to businesses and other organizations looking to serve their customers through advanced, yet user-friendly, customer contact and relationship management systems. This approach advocates retaining or acquiring applications and components which best suit the customer’s objectives, while enhancing the customer’s experience. Microlog’s products and services are designed to serve as middleware to integrate existing components such as legacy, database and CRM applications, PBX or ACD switches, Web sites, IVR and E-mail/fax servers, in a manner that affords consistent operation across diverse systems and contact types, while preserving investments in the existing components. Microlog’s products are Web-centric, which means major functions are accomplished through a central server suite, and only Java-enabled browsers or network computers are required for agent desktop operations. This facilitates lower costs and eases the implementation of distributed operations afforded by Internet technologies.

Microlog’s integrated suite of customer contact and relationship management products is called the uniQue® (pronounced you-knee-que) family of contact center solutions. This family of solutions includes uniQue RM (Relationship Management), uniQue Web, uniQue e-Mail, uniQue Voice, uniQue Fax, uniQue VoIP, uniQue CTI, and uniQue IVR. uniQue can be implemented as a total solution, or any family member can be installed as an individual solution for an existing contact center. In addition, businesses can add different uniQue media types in a modular fashion as they expand their customer contact facilities. For example, customers can start with a telephone solution, add an e-mail solution, then add a web solution, and then add a fax solution. This openness and modularity is complemented by uniform and easy-to-use management facilities, as well as comprehensive cross-media statistics and reporting. The name “uniQue” derives from “unified queuing,” and this refers to uniQue’s ability to allow easy management of multiple media types in one virtual queue, allowing “automated contact distribution,” prioritized routing by customer, skills-based routing and multiple campaign management.

To complement its suite of uniQue products, Microlog offers the following services: technology assessment, requirements analysis and documentation, project management, application and software development, system integration, telephony integration, installation, system administration and quality assurance.

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. During FY 2002, Microlog Corporation of Maryland, Microlog’s operating subsidiary, had two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division. The Old Dominion Systems division provided performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. This segment historically provided a significant source of sales and profits for the company but was significantly downsized during 2002 as the contract with APL expired at the end of September 2002. As such, this division ceased operations on October 31, 2002. The revenue generated by the Old Dominion Systems division represented $488,000 (8.8%), $2.1 million (29%), and $7.1 million (49%), of Microlog’s consolidated revenue for the fiscal years ended October 31, 2002, 2001, and 2000, respectively. The Contact Center Solutions division operates the uniQue business described above and represents Microlog’s primary focus and product future. Accordingly, the Company is concentrating its resources on developing this division. The charter of this division is to help the Company’s customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management.

Included in the products of the Contact Center Solutions division is uniQue IVR, a more technologically advanced evolution of such former products as TIVRA and Intela. uniQue IVR, which is an interactive voice response software product designed for simultaneous support of multiple interactive voice applications and information solutions, historically has generated significant revenue for Microlog. Revenue generated by uniQue IVR represented $4.9 million (88%), $4.5 million (63%) and $6.6 million (46%), of Microlog’s consolidated revenue for the fiscal years ended October 31, 2002, 2001, and 2000, respectively. Revenue generated in the aggregate by uniQue IVR and the Old Dominion Systems division represented $5.4 million (97%), $6.7 million (92%) and $13.7 million (95%) of Microlog’s consolidated revenue for the fiscal years ended October 31, 2002, 2001, and 2000, respectively.

In fiscal 2002, the Company continued to sharpen its focus on the Contact Center Solutions division in general and its uniQue line of products in particular. In order to bring expenses more in line with historical and anticipated revenues for the Contact Center Solutions division, the Company restructured and significantly streamlined its Contact Center Solutions operations in fiscal 2002. If revenue grows and resources become available to the Company, the Company plans to expand its uniQue sales and marketing efforts, product offerings, and related professional services offerings to provide more comprehensive Contact Center solutions to small- and medium-sized businesses and institutions throughout the United States, primarily in the Eastern United States, Microlog plans to continue to offer its products directly through regional sales representatives, and to begin to offer its products indirectly through OEM and reseller partners, and through hosted or network-based services.

The results of the Company’s performance during fiscal years 2002, 2001, and 2000, are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which forms a part of this report in Item 7. That discussion and analysis should be read in its entirety in conjunction with the discussion of the Company’s business in this Item 1. Information concerning the Company’s operations by business segment is hereby incorporated by reference to Note 1 of the “Notes to Consolidated Financial Statements,” which are included in Item 8 of this Report.

CONTACT CENTER SOLUTIONS DIVISION

Customer Relationship Management/Customer Interaction Management Industry

According to the Gartner Group, Customer Relationship Management, or “CRM,” is “a business strategy whose outcomes optimize profitability, revenue and customer satisfaction by organizing around customer segments, fostering customer satisfying behaviors, and implementing customer-centric processes. CRM technologies should enable greater customer insight, increased customer access, more effective customer interactions, and integration throughout all customer channels and back-office enterprise functions.” While total CRM involves many processes, applications, and infrastructures, many of which are in the domain of the company choosing to implement a CRM system, a major portion of CRM is the management of customer interactions in conjunction with those processes, applications, and infrastructures. This portion is called Customer Interaction Management or “CIM.” Microlog’s uniQue products are within the “CIM” industry space and Microlog offers the related professional services required to integrate its CIM products into existing CRM systems to create a total CRM solution.

CRM’s development across the vertical markets is evidenced by Gartner Dataquest’s forecasts showing that the financial services, high-technology (included in manufacturing), telecommunications and utilities industries are among the early adopters of CRM. They have quickly understood the CRM concept and have been willing to make the investments necessary to adopt enterprise-wide solutions. Often, these early adopters are willing to adopt CRM in one of two ways: by working with point solutions for immediate functionality or by investing in highly-customized and functional solutions from consultants and systems integrators. Microlog’s strategy for addressing this characteristic is to produce a middleware solution that can be highly customized and integrated for a total solution, but at the same time is offered via modular features which present customers with the opportunity to do a phased implementation of “point solutions,” growing with upgrades as their needs dictate. Microlog’s direct and indirect services provide the consulting and customization services necessary to complete the solutions customers want. Microlog believes that customers will pay for complete solutions, including consulting and IT services, because their own internal resources often are too stretched to accommodate the need for additional projects such as CRM integration.

Gartner states that “While the convergence to a common customer focus through the addition of value-added services is happening across all verticals, how the vertical industries are pursuing this varies. For example, in the high-technology and retail sectors, the focus has been on utilizing the Web to sell to customers and allowing them to customize and configure the products to their needs.” In other industries, Microlog has observed that automation of voice contacts is still a primary concern and is often the first option pursued. In any industry where e-mail as a contact type is supported, there is great pressure to manage e-mail load in a more efficient and assured fashion, something that is still not the norm. Microlog believes that, regardless of the industry, every business has to deal with their customers in the fashion that best suits that business. This has led Microlog to a cross-industry product and services approach, with a highly configurable and modular set of uniQue offerings for the direct sales channel. To the extent that indirect channels tend to focus more on specific industries, their offerings can be packaged and less configurable, and their hosted services are even more packaged to appeal to a higher volume of small customers without need of a significant amount of customization.

uniQue® Contact Center Solutions

Microlog’s uniQue family of software products offers open architecture, cross platform solutions for customer contact centers. uniQue is designed for contact centers with five to one thousand agents and integrates all of the contact center’s telephony, computer and business applications. uniQue is designed for the contact center manager and offers the agent tools necessary to handle customer interactions.

Microlog’s uniQue product is in its fourth major release phase. During fiscal 2002, the company released version 3.0 and anticipates completion of release 3.1 in early 2003.

The uniQue product includes the following features:

Multiple Media—uniQue accepts and intelligently routes all customer contacts, whether from a traditional telephone call, Web contact, e-mail, facsimile, or even simple postal mail. By accepting any type of contact from customers, uniQue becomes the single source repository of all customer interaction provides the user with a powerful information tool that summarizes customer behavior and provides customer satisfaction.

Contact Prioritization—In addition to handling all types of media, uniQue prioritizes the contact based upon the rules established by the contact center manager in order to ensure that all of the customers are handled in the most appropriate manner, such as servicing the most important customers first.

Intelligent Routing—uniQue leverages the effectiveness of skills-based routing by matching the customer contact to the agent having the most appropriate skills required to service the contact. uniQue’s simple system administration feature allows the supervisor to quickly and easily add or remove skills to any agent profile on-line. This allows the contact center’s management to schedule and maintain the most appropriate level of agents at all times.

Easy Configuration and Remote Administration—Being a Web-based Java application hosted on the uniQue server, uniQue offers the contact center management zero administration at the agent’s workstation. uniQue is loaded only once and, each time an agent logs into the application, the uniQue applet is downloaded to the agent’s workstation eliminating any agent workstation configuration or administration.

Web-Based System—Consistent with the concept of open systems, uniQue operates on any agent computer with any operating system provided there is a properly configured Java-enabled Web browser on the agent’s desktop. This frees the user from being tied to a single computer environment, system architecture or operating system. uniQue will operate in an environment where there may be multiple types of computers. The open system approach provides flexibility to a contact center’s computing requirements and simplifies the task of integration.

Reporting—uniQue includes a powerful statistical data capturing and reporting component. Contact center managers can generate any number of statistical reports from the system. uniQue stores each customer contact along with the detailed information about the contact. Detailed information which uniQue can store includes, among other information: contact type, contact duration, agent wrap-up time, total contact length, contact outcome, contact result and contact reason. With uniQue, contact center managers are able to develop their own reports which summarize agent productivity, contact center accomplishments, and even business success statistics.

uniQue IVR™

The uniQue IVR platform is a Contact Center Solutions product designed for simultaneous support of multiple interactive voice applications and information solutions. Prices for uniQue IVR systems are dependent on the number of ports in the system (from 4 to over 1,000); the amount of voice storage, the need for additional equipment, and the time needed to develop a customized application.

uniQue IVR is based on an Intel Pentium® hardware platform utilizing a Microsoft Windows 2000 operating system with a Graphical User Interface (GUI) for application development. The uniQue IVR system has a non-proprietary open architecture. uniQue IVR also supports text-to-speech, speech recognition, remote and local databases, host connectivity, Web and fax.

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

The uniQue IVR architecture supports a variety of configurations that meet varying functional, processing, and voice port and storage needs. This platform is designed for simultaneous support of multiple applications, including both voice response and voice messaging services. The uniQue IVR system includes a monitor, keyboard, and printer. These are used to program the system, organize the storage of information (which will be accessible to users), produce reports, and monitor system activity. Customers that contract for the Company’s system maintenance services also purchase modems so that the Company can perform remote diagnostic procedures.

Sales and Marketing

Historically, the marketing and sales approach for uniQue has been to introduce the product utilizing a direct sales force. In the second half of fiscal 2002, we further developed a channel strategy in which the Company will use channel partners who have a broader market presence to sell this solution. For the twelve months ended October 31, 2002, approximately 96% of our revenues were derived from the direct channel approach and 4% from the indirect channel. Comparatively, the Company estimates that for the twelve months ended October 31, 2003, the mix will be 90% direct and 10% indirect. The direct sales experience is important to the first phases of the product roll-out in order to provide responsive service to customers, to obtain direct feedback on the usability and marketability of the product as initially conceived, and to allow the Company to develop a certification program for indirect sales representatives to ensure that the product will be properly represented and supported. The indirect channel development will be important to building sales volume beyond the capabilities of the current direct sales staff to reach some market segments. Indirect sales methods could range from simple lead sharing in informal partnership arrangements to formal value added remarketer representation of the product, to actual packaging of the product under another brand, which is referred to as an original equipment manufacturer, or “OEM,” relationship. Microlog is currently seeking appropriate indirect relationships within this spectrum of possibilities, and we believe that indirect sales will represent a key to the long-term success of uniQue. The Company initiated its first OEM relationship late in fiscal 2000 and plans to add an expanding group of indirect partners over time. The Company plans that indirect partners will make a more significant contribution to sales of uniQue beginning in the second half of fiscal 2003.

The Company has a sales and marketing team, which currently consists of six employees primarily located in the Washington-Baltimore metropolitan area. This team focuses on direct sales, technology partners, and value-added resellers of the Company’s products in North America. Sales and marketing activities will continue to focus on certain markets, including contact centers, health care, Federal, state and local governments.

The Company compensates its direct and distribution sales personnel through a base salary plus commission, which generally represents a percentage of the net sales for which the sales personnel are responsible.

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

The Company generally performs maintenance for its interactive communications systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog has partnered with a national subcontractor to perform on-site maintenance over its systems nationwide. The Company operates a hotline which customers with maintenance contracts may use to request assistance or to ask questions concerning operation of the Company’s interactive communications systems. Microlog can perform many diagnostic procedures remotely and, historically, has been able to correct many of the difficulties experienced by its customers through telephone consultation.

Microlog also offers a variety of other services to its customers. Microlog will customize interactive communications and contact center systems to a customer’s specific needs by designing application software, or by making appropriate changes in the underlying source code of any of Microlog’s products. The Company may charge for this service on a time and materials basis, or may include the service in the price of the system being sold. Training on system operations also is offered to customers. In addition, the Company generally provides certain improvements to its software modules to customers who contract for its system maintenance services.

Competition

The market for our products is highly competitive and the Company believes that competition may intensify. Our competition currently comes from several different market segments, including telecommunications equipment vendors, computer telephony platform developers, stand alone point solutions and application providers.

Some competitors are established telephony vendors and have added the new media types to their ability to process telephony. These include Avaya, Inc. (formerly Quintus), Nortel Networks, and Aspect Communications as examples. Traditional CTI vendors have added this capability to their offerings, an example of which is Genesys (Alcatel). Stand alone point solution companies competing in this space include Interactive Intelligence Inc., eGain Communications Corporation, Divine (Formerly eShare) and Apropos Technology. Application provider competitors include Siebel Systems, Nortel Networks (Clarify), and Peoplesoft (Vantive) as examples. Additionally, network component companies are also interested in the market, most notably Cisco Systems with its acquisition of Webline (Internet based contact management), Geotel Communications Corporation (Network routing) and Summa Four, Inc. (traditional telephony switches).

Backlog

As of December 31, 2002, the Contact Center Solutions division had a backlog of new system sales totaling $754,000, all of which is currently projected to be completed in the first quarter ending January 31, 2003. In addition to new system sales, the division has an ongoing revenue stream of approximately $220,000 per month, which represents monthly scheduled services, and the portion of deferred maintenance revenue to be earned.

Research and Development and Product Engineering

Research and development expenses for fiscal 2002 were focused on the broader uniQue family, with incremental investments in the uniQue IVR product. uniQue 3.0, which adds security enhancements, drag and drop administration and new real time and historical reporting, was released in April 2002. uniQue IVR enhancements were in the areas of specific custom and re-usable application extensions for individual customers plus additional web report generation and out dial capabilities. The Company, in providing special features, application development, and system integration services to its customers, undertakes a significant amount of custom engineering. The Company is subject to the risk that it may not have the financial resources to maintain a competitive research and development strategy.

The following table sets forth for the periods indicated the Company’s research and development expenditures and the percentage of interactive communications net sales represented by these expenditures.

Research and Development Expenditures
(In thousands, except percentage amounts)

	Year Ended October 31,
	2002	2001	2000
Research and development expense	$790	$1,376	$1,350
Percentage of Contact Center Solutions sales	16%	27%	18%

Costs for basic research and development are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

Manufacturing and Operations

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company’s systems are primarily in the software provided with the equipment and in the specific applications development designed for the customer. Systems are built to order as they vary in size and sophistication of software modules. Equipment assembly, along with testing and quality control, are performed at its Germantown, Maryland facility. Microlog currently has one employee in its manufacturing group, and out sources a portion of the system assembly and test work. The Company generally uses standard parts and components obtained from a variety of computer vendors and specially configures these components to produce the hardware for its systems. Certain components used in the Company’s products are presently available from limited sources. To date, the Company has been able to obtain supplies of these components at reasonable prices and in a timely manner from these sources.

Software Protection, Technology Licenses, and Trademarks for the Contact Center Solutions Division

The Company regards its software as proprietary and has implemented legal and practical protective measures in an effort to ensure that the software retains that status. The Company derives protection for its software by licensing only the object code to customers and keeping the source code confidential. Like many other companies in the interactive communications industry, Microlog does not have patent protection for its software, although some of the inventions for which Microlog has received and applied for patents can be implemented in software. The Company, therefore, relies upon the copyright laws to protect against unauthorized copying of the object code of its software, and upon copyright and trade secret laws for the protection of the source code of its software. Despite this protection, competitors could copy certain aspects of the Company’s software or hardware or obtain information, which the Company regards as a trade secret.

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

Microlog, Truant, CINDI, CallStar FXD, APRS, Connecting People to a World of Information, The Automated Collector, uniQue, The Best Seat In The House, Strategic Team of Elite Partners, are all registered trademarks owned by the Company. INTEL Corporation filed oppositions with the PTO Trademark Trial and Appeal Board against the Company’s federal trademark applications for the marks Intela, VCS Intela, Intelaware, Intelaview, and Intelapowerdial (the “Intela marks”). This consolidated opposition proceeding has been settled and, under the terms of the settlement agreement, the Company has abandoned its applications for and ceased use of the Intela marks. Products formerly branded with the Intela marks are now branded with the Company’s “uniQue IVR” family of marks.

The Company is currently using, and claims unregistered trademark rights in, the following additional, unregistered marks: uniQue IVR, uniQue IVR-ware, uniQue IVR Powerdial, Voice Connect, Genesis, Voice Path, VCS 3500, Retail Solutions, RLT, and Release Line Trunking. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any of the Company’s patents, trademarks or copyrights can be successfully enforced or defended.

Company Employees

As of October 31, 2002, the Company employs a total of 25 people, including a part-time employee, compared to 40 people as of January 29, 2002. During fiscal 2002, the company reduced non-essential headcount in an ongoing effort to reduce costs and return to profitability. The Company believes that its success will continue to depend, in part, on its ability to attract and retain skilled sales and marketing, technical, and management personnel. Due to the high turnover rate typically associated with sales and marketing personnel, the Company anticipates that it may need to augment and/or replace some of its sales personnel during the upcoming year. The Company has not usually experienced any significant difficulty in hiring qualified technical personnel. The Company is not part of a collective bargaining agreement and considers its employee relations to be satisfactory.

OLD DOMINION SYSTEMS DIVISION

Since the early 1970s, the Company has been providing performance analysis and technical and administrative support services, principally in the form of data processing and analysis, engineering and scientific analysis, and computer services, to government and commercial customers. These services, which compose the Company’s original business, are provided through Old Dominion Systems, a division of Microlog Corporation of Maryland. The sole customer for the Company’s performance analysis and technical and administrative support services is The Johns Hopkins University Applied Physics Laboratory (APL), a United States Navy contractor, for which the Company has been performing services since 1972. Sales from contracts with APL accounted for 9%, 30%, and 49% of the Company’s sales for fiscal years 2002, 2001, and 2000, respectively. In September 2002, the contract with APL expired as planned and as such, the division ceased operations on October 31, 2002.

Factors That May Affect Future Results of Operations

Prior to fiscal 2002, Microlog endured several years of financial losses, which resulted in negative cash flow. The Company has generated an operating profit and net income for the year ended October 31, 2002. At the beginning of FY 2002, the Company borrowed additional funds from an affiliate and reduced its cost structure to in essence, re-start the company. These efforts have proven to be effective, however the Company’s business is still subject to a number of risks that may affect the future results of its operations. These risks are discussed below.

If we fail to generate increased revenues from our uniQue contact center products, our business could be adversely affected and we may not be able to pay all of our expenses.

We began to focus most of our resources on our uniQue contact center products during fiscal 2001, but have not been able to generate the desired revenues from sales of these products in the amounts or within the time frame we had expected. If we fail to generate increased sales of our uniQue contact center products in the near term, we will have to raise additional financing in order to pay expenses in 2003. In addition, if we need or choose to expend more on sales and marketing or product development than currently anticipated we may need to raise additional funds or to raise funds sooner than anticipated. Our ability to obtain additional debt financing is limited by provisions of our credit facility agreement with TFX Equities.

Our Old Dominion Systems Division Has Ceased Operations.

As previously indicated above, in fiscal year 2002, we were profitable for the first time since fiscal 1997. Although profit from operations was $350,000 and net income was $18,000, $139,000 of net income was generated by the Old Dominion Systems division, which ceased operations at the end of the year. As of October 31, 2002, the Company has an accumulated deficit of $20.2 million. Without having the Old Dominion Systems division, we may experience losses and negative cash flow from operations, and we will need to seek debt or equity financing in order to sustain operations.

Most of our sales personnel are new to our company and we may continue to experience decreased sales as we integrate and train our new hires.

We expect to hire new sales personnel fiscal 2003. It has taken time for our new sales people to be able to market and sell our products effectively. This has impacted our ability to increase our revenues.

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

The market for our interactive communications applications and software products is highly competitive and we expect this market condition to remain the same for the foreseeable future. We may not be able to compete effectively against current and future competitors. Currently, our competition comes from several different market segments, including telecommunications equipment vendors, telephony platform developers, stand alone point solutions and application providers. Because our industry is evolving and is characterized by rapid technological change, it is difficult for us to predict when new technologies or new competitors may be introduced into our market. Some of our current and potential competitors have longer operating histories, greater financial, technical, marketing and customer service resources, greater name recognition and a larger customer base than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. It is also true that the industry in which Microlog operates is suffering effects of an economic slow down and that some competitors will not survive. Some will try to cut prices in order to compete and others will be consolidated or sold. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of revenues, which could have a material adverse effect on our business, financial condition and operating results.

Failure to establish and maintain strategic relationships with distributors, resellers, technology vendors and systems integrators could adversely effect our business.

In anticipation of closing down the Old Dominion Systems division, we have developed an indirect sales strategy whereby we have established an ongoing relationship with two significant telecommunication companies who have agreed in principle to resell our uniQue solution. However, we do not anticipate receiving orders from these companies until the second half of fiscal 2003. We will continue to establish strategic relationships with distributors, resellers and technology vendors that we believe are important to our sales, marketing and support activities and to the implementation of our products. We believe that relationships with these organizations will expand the distribution of our products and provide us with technical assistance for our product development efforts. Our current and potential customers also may rely on third-party system integrators to develop, deploy or manage our uniQue applications. If we do not establish and maintain relationships with these companies or if these companies do not devote the resources necessary to help sell or develop our products, our business, operating results and financial condition may be adversely affected.

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

Our largest shareholder, TFX Equities, Inc., owns approximately 37.5% of our issued and outstanding common stock as of October 31, 2002. They also have the ability to acquire an additional 21.6% upon the conversion of convertible subordinated promissory notes it holds and upon exercising Series A convertible preferred stock that it is entitled to acquire as of that date. In addition, we are obligated to take all actions within our control to cause two designees of TFX Equities to be nominated for election to our board of directors and to cause one additional director that is acceptable to TFX Equities to be appointed to our board of directors. Messrs. John D. Sickler, Randall P. Gaboriault and W. Joseph Brookman currently serve on our board of directors pursuant to these provisions. We also are not permitted to engage in specified business combinations, amend our organizational documents, issue any securities other than pursuant to our option plans or in the ordinary course of our business, guarantee or assume specified liabilities of third parties, pay dividends, change the size of our board of directors or engage in other specified corporate activities without the prior consent of TFX Equities. These provisions generally will terminate when TFX Equities ceases to own at least 15% of our outstanding common stock or, if later, when the obligations to TFX Equities under our credit facility agreement have terminated and none of the convertible promissory notes remain outstanding. As a result of the foregoing, TFX Equities has the right to control most major decisions involving our company or its assets. These rights of TFX Equities also may render more difficult or discourage a takeover attempt even if a change of control of our company would be beneficial to the interests of our stockholders generally.

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

While the Company has initiated stringent quality control procedures, our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Errors in new products or releases could be found after commencement of commercial shipments, which could result in additional development costs, diversion of technical and other resources, product liability claims against us, or the loss of credibility with current or future customers. This in turn could result in a loss of revenue or delay in market acceptance of our products. Our customers generally use our products together with products from other vendors. When problems occur, it may be difficult to identify the source of the problem. As a result, even if our products do not cause these problems, they may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel and cause significant customer relations problems.

Our quarterly operating results could vary significantly.

Our sales and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:

•	level of product and price competition;

•	length of our sales cycle and customer purchasing patterns;

•	delay or deferral of customer implementation of our products;

•	success or lack of success in expanding our customer support organization, direct sales force and indirect distribution channels;

•	our ability to develop new products and control costs;

•	timing of new product introductions and product enhancements;

•	activities of and acquisitions by competitors; and

•	timing of new hires and allocation of our resources;

•	economic conditions

•	acts of terrorism

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

We have generally experienced a lengthy product sales cycle, averaging approximately three months to as much as one year. Due to the unique characteristics of our products, our prospective customers’ decisions to purchase our products often require significant investment and executive level decision making. We also believe that many companies currently are not aware of the benefits of the products we provide. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, and potential customers may take many months to make purchasing decisions. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter. Also, since the risk of not closing on a sale increases with the length of the product sale cycle, the lengthy sales cycle effectively could cause a decline in our revenues and operating results.

The length of the sales cycle for customer orders depends on a number of other factors over which we have little or no control, including:

•	customers’ budgetary constraints;

•	the timing of customers’ budget cycles;

•	concerns by customers about the introduction of new products by us or our competitors; and

•	potential downturns in general economic conditions, including reduction in demand for our products and services.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future offerings of equity securities. TFX Equities has demand and piggyback registration rights which entitle it, with limited exceptions, to have us register up to the maximum of 3,750,000 shares of common stock that are issuable upon exercise of outstanding convertible promissory notes or other rights of TFX Equities to purchase shares of our common stock. If we borrow additional funds from TFX Equities, we may issue additional securities subject to registration rights.

The Company has been experiencing reduced demand, increased competition, and reduced margins in the interactive voice response area, which was a major thrust of the Company prior to the development of the uniQue product family. The Company attributes the decline in IVR sales to market forces. The Company believes that interactive voice response systems in general, and certain vertical sub-segments of this market in particular, are in the maturing phase of market evolution for stand-alone systems. Accordingly, competition has increased, industry consolidation is on going, margins have been reduced, and it has become more difficult to sell these products. In addition, governmental customers have been procuring large IVR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in increased margin pressure and greater difficulty in making sales directly. The Company’s response to this has been to increase its R&D in the uniQue™ product family to address the larger opportunity in customer relationship management associated with corporate contact centers, and to offer professional turnkey services associated with the integration of those modern customer contact centers. This addresses not only traditional voice types of contacts, but also e-mail, fax, Web callback, IP telephony, chat, Web bulletin board, and hardcopy mail, thereby expanding the Company’s addressable market. The Company believes that this approach yields sales potential due to the trend in corporate process re-engineering in customer relationship management, and in outsourcing of related transactions and application development.

In fiscal 2003, the Company’s Contact Center Solutions strategy for addressing the market trends will be to expand its sales and marketing efforts, uniQue product offerings, and its professional service offerings to provide more comprehensive solutions to its customers and in different ways. Microlog will offer its products directly through regional sales representatives, indirectly through OEM and reseller partners, and through hosted or network-based services. Both product features and services offerings will be augmented as appropriate to facilitate marketing and sales through the various means.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company’s new focus and new products, ongoing research and development efforts and sales and marketing activities over the near term. In addition, the new strategy is also dependent on the Company’s ability to successfully retain and recruit skilled personnel.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management is not aware of any pending litigation or any contingencies that would give rise to any such litigation and/or claims that would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The common stock is presently traded on the Over The Counter Bulletin Board Market under the symbol “MLOG.” The following table sets forth for the last two years the high and low sales prices per share of the common stock as reported by the NASDAQ SmallCap Market or the Over The Counter Bulletin Board Market:

	High	Low
Fiscal Year Ended October 31, 2002
First Quarter	$0.35	$0.22
Second Quarter	0.26	0.15
Third Quarter	0.23	0.15
Fourth Quarter	0.18	0.05

Fiscal Year Ended October 31, 2001
First Quarter	$1.25	$0.44
Second Quarter	0.94	0.47
Third Quarter	0.95	0.20
Fourth Quarter	0.43	0.15

On October 31, 2002, there were approximately 214 holders of record of the common stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Dividend Policy

The Company has not paid any cash dividends in over ten years and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for Microlog. The selected historical income statement data for each of the fiscal years ended October 31, 2002, 2001, 2000 and 1999 and the selected historical balance sheet data for the years then ended have been derived from the consolidated financial statements that have been audited by Grant Thornton LLP, independent accountants. The selected historical income statement data for the fiscal year ended October 31, 1998 and the selected historical balance sheet data as of that date has been derived from the consolidated financial statements that have been audited by Pricewaterhouse-Coopers LLP, independent accountants.

Income Statement Data (in thousands, except per share data):
Year Ended October 31,

	2002	2001	2000	1999	1998
Sales	$5,567	$7,201	$14,527	$18,023	$26,457
(Loss) income from operations	350	(3,142)	(540)	(4,754)	(6,430)
Net (loss) income	18	(3,175)	(475)	(4,693)	(8,641)
Net (loss) income per share:
Basic	$0.00	$(0.45)	$(0.07)	$(1.02)	$(2.02)
Diluted	$0.00	$(0.45)	$(0.07)	$(1.02)	$(2.02)

Balance Sheet Data (in thousands):
As of October 31,

	2002	2001	2000	1999	1998
Working capital (deficit)	$11	$(1,067)	$1,696	$1,818	$1,953
Total assets	1,766	1,599	4,718	6,426	8,560
Long-term obligations, net of current maturities	811	392	229	—	74
Stockholders’ equity (deficit)	(333)	(601)	2,443	2,804	3,370

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS

(Unless otherwise indicated, all dollar amounts have been rounded to the nearest hundred thousand.)

	Percentage of Sales Year Ended October 31,			Period-to-Period Percentage Changes
	2002	2001	2000	2001 To 2002	2000 To 2001
Sales:
Contact Center Solutions	91.2%	70.4%	50.8%	0.2%	(31.4%)
Old Dominion Systems	8.8%	29.6%	49.2%	(77.0%)	(70.0%)

Total sales	100.0%	100.0%	100.0%	(22.7%)	(50.4%)

Costs and expenses:
Cost of sales	40.5%	67.0%	69.1%	(53.2%)	(51.9%)
Selling, general and administrative	39.0%	56.5%	25.3%	(46.6%)	10.6%
Research and development	14.2%	19.1%	9.3%	(42.5%)	1.9%
Restructuring	0%	1.0%	0.0%	(100.0%)	100.0%

Total costs and expenses	93.7%	143.6%	103.7%	(49.6%)	(31.4%)

Investment and other income (expense), net	(6.1%)	(0.5%)	0.0%	906.1%	(483.6%)

Income (Loss) before income taxes	0.3%	(44.1%)	(3.7%)	100.6%	497.3%

Benefit (provision) for income taxes	0.0%	0.0%	0.4%	0.0%	(100.0%)

Net Income (loss)	0.3%	(44.1%)	(3.3%)	100.6%	567.6%

Results of Operations

A summary of information about the Company’s operations by business segment is as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Sales:
Contact Center Solutions	$5,079	$5,068	$7,383
Old Dominion Systems	488	2,133	7,144

Total sales	$5,567	$7,201	$14,527

(Loss) income from operations:
Contact Center Solutions	$211	$(3,547)	$(947)
Old Dominion Systems	139	405	407

(Loss) income from operations	$350	$(3,142)	$(540)

The Company had net income of $18,000, $0.0 per basic and diluted share, for the fiscal year ended October 31, 2002 compared to a net loss of $3.2 million ($0.5) per basic and diluted share for the fiscal year ended October 31, 2001 and a net loss of $475,000 ($0.17) per basic and diluted share for the fiscal year ended October 31, 2000.

The Company’s net income for the year ended October 31, 2002 was primarily a result of cutting direct labor costs and reducing period expenses. Fiscal 2002 sales were less than fiscal 2001; however, they contained a higher mix of software, which resulted in improvements to overall gross margins. Comparatively, for the fiscal years ended October 31, 2001 and October 31, 2000, the Company’s overall revenue decreased in both years, however, cost reduction programs were not implemented timely and thus lagged the reduction in sales giving rise to the net losses. As denoted in the chart above, the most significant down trend in revenue came from the Old Dominion Systems division. During the last three years, sales from this division have substantially declined and as anticipated, the remaining contract expired on September 30, 2002.

Sales Revenue

Total sales for the twelve months ended October 31, 2002 were $5.6 million which was a 23% decrease compared to $7.2 million for the same twelve month period ended October 31, 2001. The decline resulted primarily due to a significant reduction in sales from the Company’s Old Dominion Systems division that is explained in further detail below. Sales for the Contact Center Solutions (CCS) division increased slightly year over year. Additionally, in September of 2002, the contract with the Old Dominion Systems division’s sole customer, the Applied Physics Laboratory of Johns Hopkins University, expired and as such, this division ceased operations in October 2002. Further results by division are explained in more detail below.

Cost of Sales and Expenses

Total cost of sales for the twelve months ended October 31, 2002 was $2.3 million or 41% of total sales, compared to $4.8 million or 67% for the twelve months ended October 31, 2001. The favorable decrease in cost of sales was due to reductions in material, direct labor and subcontract labor costs.

Total operating expenses for the twelve month period ended October 31, 2002 were $3.0 million or 53% of total sales versus $5.5 million, 77% of total sales for the comparable period ended October 31, 2001. The significant decrease was due primarily to the company’s reduction in payroll-related expenses, as well as lowering and/or eliminating certain discretionary spending. Additionally, in fiscal 2001, the company recorded a $400,000 bad debt expense for a significant account receivable, which was subsequently written off.

Interest Expense

Interest expense for the twelve-month period ended October 31, 2002 was $375,000 versus $38,000 for the same period ended October 31, 2001. This significant increase relates to the Company’s increased borrowings under convertible subordinated notes during the first quarter of FY 2002. Additionally, the notes payable contain equity conversion features, which include the issuance of detachable warrants. As such, the company has discounted the face value of the note by the value of the warrants. The amortization of the discount and accretion of the beneficial conversion feature are charged to interest expense.

Other Income/Expenses

For the years ended October 31, 2002 and October 31, 2001, the company had only small amounts of other income and expenses.

Benefit (Provision for Income Taxes)

For the twelve months ended October 31, 2002 there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds. As of October 31, 2002, the company has net operating loss carry forwards and research & development credits of approximately $22 million, which will be available to offset taxes resulting from future taxable income through 2022. If substantial changes in the company’s ownership should occur, use of some or all of the carry forwards could be limited.

Results by division

Contact Center Solutions Division

Sales

Contact Center Solution (CCS) sales for the twelve months ended October 31, 2002 were $5.1 million compared to $5.1 million for the same period ended October 31, 2001. Comparatively, product sales, which include both hardware and software, were $1.4 million for the twelve months ended October 31, 2002 versus $1.3 million for the same period ended October 31, 2001. The slight increase was attributable to higher software sales. Sales of services were $3.7 million versus $3.8 million for the twelve-month periods ended October 31, 2002 and 2001 respectively. The $100,000 decline was comprised of a $200,000 decline in professional services offset by a $100,000 increase in maintenance contracts. Installation revenue was flat year over year.

Backlog of future scheduled revenue

As of December 31, 2002, the Contact Center Solutions division had a backlog of new system sales totaling $754,000 all of which is currently projected to be completed in the first quarter ending January 31, 2003. In addition to new system sales, the division has an ongoing revenue stream of approximately $220,000 per month, which includes monthly scheduled services and the monthly recognition of revenue from deferred maintenance contracts.

Contact Center Solutions Costs and Expenses

Cost of sales for the Contact Center Solutions division for the twelve months ended October 31, 2002 was $1.9 million or 38% of CCS revenue compared to $3.4 million or 67% of CCS revenue for the period ended October 31, 2001. These costs are reported as two distinct lines of business; cost of services and product costs. The cost of services for the twelve months ended October 31, 2002, was $1.4 million or 38% of service revenue compared to $2.6 million or 69% of services revenue for the comparative twelve months ended October 31, 2001. The reduction in service costs is attributable to the Company’s restructuring efforts, which resulted in a significant reduction in direct labor and subcontract labor costs.

Product costs for the twelve months ended October 31, 2002 were $559,000 or 39% of product revenue compared to $806,000 or 63% for the twelve month period ended October 31, 2001. The product revenue for fiscal 2002 included several significant projects, which were predominantly software and licenses fees, which contributed higher gross margins. Comparatively, product costs for the twelve-month period ended October 31, 2001, had a higher hardware content for which the company usually provides greater discounts. Additionally, during the second half of fiscal 2001, the company recorded a significant inventory write down of approximately $170,000.

For the twelve months ended October 31, 2002, selling, general & administrative expenses were $2.1 million or 42% of CCS revenue compared to $3.8 million or 76% for the same twelve month period ended October 31, 2001. Of the $1.7 million decrease, $800,000 was payroll related, $400,000 was due to a reduction in overall discretionary spending (e.g., advertising & marketing expense, travel and insurance) and $400,000 was related to the bad debt expense discussed above.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. For the twelve months ended October 31, 2002, research and development expenses were $790,000 or 16% of total CCS revenue versus $1.4 million or 27% of CCS sales, for the comparable period ended October 31, 2001. The favorable decrease was a result of reduced headcount and the associated decrease in payroll related costs.

Research and development continues its focus on the broader uniQue family, with incremental investments in the uniQue IVR product and other new product research.

Old Dominion Systems Division

Sales

Sales from the Old Dominion Systems (ODS) division for the twelve month period ended October 31, 2002 were $488,000 a 77% decrease compared to $2.1 million for the year ended October 31, 2001, coming from this division’s sole customer, the Applied Physics Laboratory of Johns Hopkins University. As indicated above, the company lost a significant portion of its revenue stream from this division and wound down operations in October 2002 as the contract expired in September 2002.

Cost of Sales

Cost of sales for the twelve months ended October 31, 2002 was $311,000 or 64% of ODSM sales compared to $1.4 million or 67% for the twelve months ended October 31, 2001. The decrease was due to lower direct labor and other payroll related costs related to the reduction in overall ODS operations.

Liquidity and Capital Resources

As of October 31, 2002, the company has working capital of $11,000, compared to a deficit of $175,000 as of July 31, 2002 and $1.0 million as of October 31, 2001. The year to year increase in working capital is the culmination of an increase in cash proceeds associated with long-term borrowings and an overall reduction in new expenses contributing to profitable operations.

The Company has not been able to build a consistent backlog necessary to sustain consistent increases in sales, which ultimately would result in increased cash flow. Where the company does have a predictable stream of service revenues, it has to keep its cost structure in line with this predictable revenue.

Cash and cash equivalents were $558,000 as of October 31, 2002 compared to $244,000 as of July 31, 2002 and $170,000 as of October 31, 2001. During the year, the company continued to enhance its collection efforts, as well as reduce its overall spending.

As of October 31, 2002, accounts receivable were $476,000 compared to $808,000 as of July 31, 2002 and $291,000 as of October 31, 2001. As of December 31, 2002, approximately $425,000 of the October 31, 2002 receivables had been collected. Other current assets consist of prepaid expenses and total $105,000 as of October 31, 2002 compared to $80,000 as of July 31, 2002 and $107,000 as of October 31, 2001. The increase during the fourth quarter represents an annual prepaid maintenance contract, which is being amortized over a twelve-month period.

Accounts payable and accrued expenses, which includes accrued compensation, as of October 31, 2002 were $843,000 compared to $989,000 as of July 31, 2002 and $1.4 million as of October 31, 2001. The decrease in these liabilities has resulted primarily due to timely vendor payments as well as, reducing the Company’s ongoing discretionary spending.

At the present time, the company does not have a bank credit facility. On September 25, 2001, the company entered into agreements for the issuance of $750,000 of 12% subordinate convertible promissory notes with warrants to purchase up to one hundred (100) shares of Series A preferred stock in exchange for up to $750,000 of financing from TFX Equities Incorporation. In October 2001, the company borrowed a total of $450,000, which it used to payoff existing outstanding debt of $390,000. In November and December 2001, the company borrowed the additional $300,000 to finance operations. During fiscal 2002, the company has continued to regularly pay its vendors and collect its accounts receivable on a regular basis and has not had to borrow any additional funds to sustain its ongoing operations.

The company has accrued interest on these notes but has not paid the interest to the holder, TFX Equities Incorporated, its majority shareholder. As of October 31, 2002, the company owes TFX approximately $92,000 in interest and accrues interest at a rate of 12% per annum, which equates to approximately $7,500 per month. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003 TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates. In exchange for this extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity. In the event the Company is unable to pay off the debt by November 1, 2003, it will negotiate to extend the due date or borrow funds from a third party in order to fulfill its obligation.

Quarterly Results

Note 15 of the Notes to Consolidated Financial Statements of the Company contained in this Annual Report presents unaudited quarterly operating results for the Company’s last eight fiscal quarters. The Company believes that this unaudited information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the selected quarterly information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to minimal market risks. The Company cancelled its line of credit with Silicon Valley Bank in 2001 and is therefore no longer subject to interest rate risks associated with the credit facility. However, the company has entered into Subordinated Convertible Note Agreements, which carry fixed rates of interest at 12% annually. To the extent market rates of interest decrease relative to the stated rates in its notes, the value of this note to the company decreases. Conversely, if market interest rates rise relative to the stated rate in the notes, the value of the note increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements, page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                 DISCLOSURE

The Company engages Grant Thornton LLP as its independent accountants. For the years ended October 31, 2002 and 2001, there were no changes or disagreements with said accountants regarding accounting matters and/or financial disclosures.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 annual meeting of shareholders.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) and 15(d) under the Securities Exchange Act of 1934). As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, to the best of their knowledge, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of the Company, including notes thereto, appear on pages F-2 through F-14 of this report and are incorporated by reference in Part II, Item 8.

Report of Independent Accountants

Consolidated Balance Sheets as of October 31, 2002, and 2001

Consolidated Statements of Operations for the fiscal years ended October 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended October 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

Unaudited supplementary data entitled “Selected Quarterly Financial Data (unaudited)” is incorporated by reference in Part II, Item 8 (included in “Notes to Consolidated Financial Statements” as Note 15).

The following financial statement schedule and auditor’s report in connection therewith are attached hereto as pages S-1 and S-2:

S-1	Report of Independent Certified Public Accountants on Supplemental Information

S-2	Schedule II- Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K.

During the fourth quarter of fiscal 2001, the Company filed a Current Report on Form 8-K on October 3, 2001 reporting that it had entered into a credit facility agreement with TFX Equities.

(c)	Exhibits.

The following exhibits are either filed with this Form 10-K or are incorporated by reference. Our Securities Exchange Act file number is 0-14880.

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant, as amended 1/

3.2	By-laws of Registrant, as amended 2/

4.1	Specimen Stock Certificate 2/

10.1	Microlog Corporation Medical Reimbursement Plan 3/

10.2	Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan 4/

10.3	Microlog Corporation 1995 Employee Stock Option Plan 5/

10.4	Sub-contracting Agreement with Aspect Telecommunications Corporation 6/

10.5	Sub-contracting Agreement with Applied Physics Laboratory 6/

10.6	Security Agreement, dated July 11, 2001, between Microlog Corporation and TFX Equities Incorporated.7/

10.7	Security Agreement, dated July 11, 2001, between Microlog Corporation of Maryland and TFX Equities Incorporated.7/

10.8	Credit Facility Agreement, dated as of September 25, 2001, among Microlog Corporation, Microlog Corporation of Maryland and TFX Equities Incorporated.7/

10.9	Form of Subordinated Convertible Note of Microlog Corporation and Microlog Corporation of Maryland.7/

10.10	Form of Warrant to Purchase Series A Convertible Preferred Stock of Microlog Corporation. 7/

22	Subsidiaries of the Company 8/

23.1	Consent of Grant Thornton LLP 8/

25	Agreement Supplemental to Credit Facility Agreement 8/

99	Written Statement of CEO and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002 8/

1/	Filed as Exhibit 99.6, respectively, to Current Report on Form 8-K, dated October 3, 2001, and incorporated herein by reference.
2/	Filed as Exhibits 3.2 and 4.1, respectively, to Registration Statement on Form S-1, File No. 33-31710, and incorporated herein by reference.
3/	Filed as Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference.
4/	Filed as Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-69025, and incorporated herein by reference.
5/	Filed as Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-84375, and incorporated herein by reference.
6/	Filed as Exhibits 10.12 and 10.13, respectively, to Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.
7/	Filed as Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, to Current Report on Form 8-K, dated October 3, 2001, and incorporated herein by reference.
8/	Filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Microlog Corporation

We have audited the accompanying consolidated balance sheets of Microlog Corporation as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microlog Corporation as of October 31, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Vienna, VA
November 27, 2002, (except for
Note 8, as to which the
Date is January 27, 2003)

Microlog Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$558	$170
Receivables, net	476	291
Inventories, net	160	173
Other current assets	105	107

Total current assets	1,299	741
Fixed assets, net	407	723
Other assets	60	135

Total assets	$1,766	$1,599

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of deferred compensation	$27	$27
Accounts payable	292	582
Accrued compensation and related expenses	304	460
Deferred revenue and other credits	418	334
Other Accrued Expenses	247	296

Total current liabilities	1,288	1,699
Convertible subordinated notes payable, net of discount of $76 & $99	674	351
Deferred officers’ compensation, net of current portion	99	109
Other liabilities	38	41

Total liabilities	2,099	2,200

Stockholders’ deficit:
Series A convertible preferred stock, $.01 par value,100 shares authorized, No shares issued and outstanding	—	—
Serial preferred stock, $.01 par value, 1,000,000 shares authorized, no Shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 & 13, 000,000 shares authorized, 7,708,808 And 7,708,808 shares issued and 7,106,938 and 7,106,938 shares outstanding	77	77
Capital in excess of par value	21,011	20,761
Treasury stock, at cost, 601,870 shares	(1,177)	(1,177)
Accumulated deficit	(20,244)	(20,262)

Total stockholders’ deficit	(333)	(601)

Total liabilities and stockholders’ deficit	$1,766	$1,599

See accompanying notes to consolidated financial statements.

Microlog Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended October 31,
	2002	2001	2000
Sales:
Products	$1,419	$1,279	$3,097
Services	4,148	5,922	11,430

Total sales	$5,567	$7,201	$14,527

Costs and expenses:
Cost of products	$559	$1,198	$2,623
Cost of services	1,696	3,630	7,413
Selling, general and administrative	2,172	4,071	3,681
Research and development	790	1,375	1,350
Restructuring	—	69	—

Total costs and expenses	$5,217	$10,343	$15,067

Income (loss) from operations	350	(3,142)	(540)
Investment income	9	34	93
Interest expense	(375)	(38)	(26)
Other income (expense), net	34	(29)	(58)

Income (loss) before income taxes	$18	$(3,175)	$(531)
Benefit for income taxes	—	—	56

Net income (loss)	$18	($3,175)	($475)

Net income (loss) per share:
Basic	$0.00	($0.45)	($0.07)
Diluted	$0.00	($0.45)	($0.07)

See accompanying notes to consolidated financial statements.

Microlog Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Capital In Excess of Par Value	Treasury Stock		Accumulated Deficit	Total
	Shares	Par Value		Shares	Cost
Balance as of October 31, 1999	7,576	76	20,517	602	(1,177)	(16,612)	2,804
Exercise of common stock options	93	1	113	—	—	—	114
Net loss for the year ended October 31, 2000	—	—	—	—	—	(475)	(475)

Balance as of October 31, 2000	7,669	$77	$20,630	602	$(1,177)	$(17,087)	$2,443
Issuance of common stock to Consultants	40	—	16	—	—	—	16
Accretion of Beneficial Conversion Feature on Convertible Debt	—	—	11	—	—	—	11
Issuance of Detachable warrants	—	—	104	—	—	—	104
Net loss for the year ended October 31, 2001	—	—	—	—	—	(3,175)	(3,175)

Balance as of October 31, 2001	7,709	$77	$20,761	602	$(1,177)	$(20,262)	$(601)

Accretion of Beneficial Conversion Feature on Convertible Debt	—	—	187	—	—	—	187
Issuance of Detachable warrants	—	—	63	—	—	—	63
Net income for the year ended October 31, 2002	—	—	—	—	—	18	17

Balance as of October 31, 2002	7,709	$77	$21,011	602	$(1,177)	$(20,244)	$(333)

See accompanying notes to consolidated financial statements.

Microlog Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended October 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$18	($3,175)	($475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	391	361
Amortization of goodwill and licensing agreement	—	—	89
Amortization of debt discount	86	4	—
Provision for bad debt expense	—	565	10
Accretion of beneficial conversion feature	187	11	—
Provision for inventory reserves	(66)	49	140
Equity securities issued to consultants	—	16	—
Changes in assets and liabilities:
Receivables	(185)	772	(483)
Inventories	79	56	(43)
Other assets	77	186	37
Accounts payable	(290)	184	10
Accrued compensation and related expenses	(167)	(583)	(911)
Deferred revenue and other credits	84	(101)	(11)
Other accrued expenses and accrued liabilities	(40)	82	(342)
Deferred officers’ compensation	(11)	(7)	(19)

Net cash provided (used) in operating activities	136	(1,550)	(1,637)
Cash flows from investing activities:
Purchases of fixed assets	(48)	(334)	(224)

Net cash used in investing activities	(48)	(334)	(224)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	300	450	—
Reduction in long-term debt	—	—	(74)
Exercise of common stock options	—	—	114

Net cash provided by financing activities	300	450	40

Net increase (decrease) in cash and cash equivalents	388	(1,434)	(1,821)
Cash and cash equivalents at beginning of year	170	1,604	3,425

Cash and cash equivalents at end of year	$558	$170	$1,604

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation and Major Customers

The accompanying consolidated financial statements include the accounts of Microlog Corporation and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany transactions have been eliminated.

Microlog Corporation of Maryland, Microlog’s operating subsidiary, had two operating divisions: the Contact Center Solutions division and the Old Dominion Systems division. The company’s principal offices are located in Germantown, Maryland. The Contact Center Solutions division is a software development and systems integration services company. This division builds custom self-service and customer interaction software-based solutions that manage telephony and Internet-based contacts, which allow the Company’s customers to serve their customers better through the use of technology in formal and informal corporate contact centers and help desks. Professional services associated with this business include technology assessment, project management, application and software development, telephony integration, installation, system administration, quality assurance testing, and on-going maintenance and support.

The Old Dominion Systems division provided performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Operations for this division phased out during fiscal 2002 and the contract expired on September 30, 2002. As such, the Company closed down this operation on October 31, 2002. Accordingly, the Company expects that its principal opportunities for growth are in the Contact Center Solutions division and is concentrating its resources in developing the Contact Center Solutions division.

A summary of information about the Company’s operations by business segment is as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Net sales:
Contact Center Solutions	$5,079	$5,068	$7,383
Old Dominion Systems	488	2,133	7,144

Net sales	$5,567	$7,201	$14,527

(Loss) income from operations:
Contact Center Solutions	$(122)	$(3,547)	$(947)
Old Dominion Systems	140	405	407

Loss from operations	$18	$(3,142)	$(540)

Identifiable assets:
Contact Center Solutions	$1,766	$1,598	$4,611
Old Dominion Systems	0	1	107

Identifiable assets	$1,766	$1,599	$4,718

Capital expenditures:
Contact Center Solutions	$48	$334	$224
Old Dominion Systems	—	—	—

Capital expenditures	$48	$334	$224

Depreciation expense:
Contact Center Solutions	$364	$392	$358
Old Dominion Systems	—	—	3
Buildings for common use	—	—	—

Depreciation expense	$364	$392	$361

Approximately 27%, 28%, and 32% of the Company’s consolidated sales for fiscal years 2002, 2001, and 2000, respectively, involved the sale of Contact Center Solutions to agencies of the United States Government.

Approximately 9%, 7%, and 3% of the Company’s consolidated sales for fiscal years 2002, 2001, and 2000, respectively, involved the sale of Contact Center Solutions to one customer in the pharmaceutical industry.

Approximately 0% of the Company’s consolidated sales for fiscal years 2002, 2001, and 2000, respectively, involved the sale of Contact Center Solutions to foreign countries.

Approximately 9%, 30%, and 49% of the Company’s consolidated sales for fiscal years 2002, 2001, and 2000, respectively, included subcontracts within the Old Dominion Systems division with prime contractors to the U.S. Navy. As of October 31, 2002, there are no contracts remaining.

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

Revenue Recognition

The Company recognizes revenue on new system sales in accordance with Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission. As such, revenue is not recognized until, pursuant to a written agreement, the system has been tested, delivered and installed and has been substantially completed and collection is reasonably assured. If there should be any remaining obligations, they must not be essential to the functionality of the delivered system.

The Company generates software revenues from licensing the right to use its software products and also generates service revenues from performing implementation services, ongoing maintenance, training and other professional services.

Revenue from software license agreements is recognized in a manner consistent with Statement of Position 97-2 “Software Revenue Recognition” wherefore criteria must be met (upon delivery of the software if persuasive evidence of an arrangement exists, sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed or determinable, and collection is probable). In addition, revenue is recognized only when the software is considered functional to the user.

Ongoing maintenance contracts, which include software upgrades, are invoiced separately and revenue is earned ratably over the term of the contract. Revenue from implementation, training and other professional services is recognized when the services have been completed.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of less than three months to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The fair value of the Company’s Subordinated Convertible Notes Payable cannot be estimated as this note is due to a related party and therefore comparable markets or terms are not available.

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

Warranty Reserve

Normal product warranty for service and repairs is generally provided for 90 days subsequent to delivery. Historically, expenses incurred for warranties have been and are expected to be immaterial and therefore a liability for warranty obligations has not been provided for.

Stock-Based Compensation

The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.”

Transactions for which non-employees are issued equity instruments for goods or services received are recorded by the Company based upon the fair value of the goods or services received or the fair value of the equity instruments issued, whichever is more reliably measured.

Net (Loss) Income Per Share

The Company presents earnings per share information using SFAS No.128, “Earnings per Share.” This statement requires dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding and diluted EPS is computed using the weighted average number of common and dilutive common shares outstanding during the periods. The assumed exercise, or conversion of the Company’s outstanding stock options and convertible debt (which if exercised or converted would result in the issuance of 3,750,000 of common shares at October 31, 2002) are not included in calculation, as the effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to the accompanying 2001 financial statements to conform to the presentation in 2002.

Note 3: Operations

The Company’s net income for the year ended October 31, 2002 was attributable to the ongoing decreases in operating expenses in the Contact Center Solutions division. The decrease in Old Dominion Systems sales was anticipated as this division’s sole customer had reduced its requirements from outside vendors over the last two years. Accordingly, the Company reduced its expenses for this division as the work was being phased out during the year.

Prior year operating losses had severely impacted the Company’s financial position and liquidity. At October 31, 2002, the Company has working capital of $11,000 and stockholders’ deficit of $333,000. Funding for operations in fiscal 2002 was provided by new sales and amounts drawn from Convertible Subordinate Notes made available to the Company by TFX Equities who also has representation on the Board of Directors of the Company.

Management believes that it has taken the necessary steps to improve its operations and enhance its ability to meet its cash flow needs through October 31, 2003, including but not limited to, obtaining an extension of the maturity dates of convertible subordinated notes to November 1, 2003, as discussed in Note 8.

To lower its breakeven point for generating cash flow from operations, management took several measures to reduce costs in fiscal 2002 including a reduction of personnel in its Contact Center Solutions business and administrative and sales staff from a total of 36 at October 31, 2001 to 25 as of October 31, 2002. Management believes that its current complement of personnel is sufficient to carryout its business plan for the foreseeable future. In addition, the Company reconfigured its headquarters office space at the beginning of the fiscal year and successfully sublet a portion of that space. This sublease saved the Company approximately $80,000 in fiscal 2002 and it is estimated that additional savings of approximately $105,000 will be seen in fiscal 2003. These cost containment initiatives resulted in a reduction of selling, general and administrative expenses of $1.9 million and research and development expenses of $600,000 in fiscal 2002. The Company also reduced its direct labor and subcontract labor costs by $1.1 million, which resulted in significant improvements to its gross margins.

While the Company’s sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, management believes, based in part on orders received for its products and services since October 31, 2002, demand for its products and services will be sufficient to begin experiencing increases in Contact Center Solutions sales in fiscal 2002 over prior year levels. The Company has targeted four principal markets for its products and services; Federal, State and County governments, Health Care, Utilities, and Gaming (e.g., Lottery Boards and Off Track Betting). Management believes these sectors are relatively well insulated to the negative effects of the current downturn in the United States economy. In addition, based on past sales experience and ongoing interest shown in the Company’s products, each has a robust need for integrated contact center solutions such as those offered by the Company. Lastly, the Company believes it’s uniQue product line is well suited to meet the growing demand for solutions which integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems which have been invested in heavily.

Note 4: Receivables

Receivables consist of the following (in thousands):

	October 31,
	2002	2001
Billed accounts receivable	$438	$337
Accumulated unbilled costs and fees	38	4

	506	341
Less: Allowance for doubtful accounts	(30)	(50)

	$476	$291

Note 5: Inventories

Inventories consist of the following (in thousands):

	October 31,
	2002	2001
Components and spare parts	$435	$477
Work-in-process and finished goods	46	82

	481	559
Less: Reserve for obsolescence	(321)	(386)

	$160	$173

Note 6: Fixed Assets

Fixed assets consist of the following (in thousands):

	October 31,
	2002	2001
Office furniture and equipment	$2,641	$2,601
Leasehold improvements	171	164

	2,812	2,765
Less: Accumulated depreciation	(2,405)	(2,042)

	$407	$723

Estimated useful lives are as follows:
Office furniture and equipment	3-7 years
Leasehold improvements	Shorter of estimated useful life or lease term

Note 7: Accrued Expenses

Accrued compensation and other accrued expenses consist of the following (in thousands):

	October 31,
	2002	2001
Accrued wages	$118	$211
Accrued vacation and personal leave	91	129
Other related expenses	95	131

	$304	$471

Note 8: Debt

Line of Credit

In September 2001, the Company paid off the outstanding balance from its revolving line-of-credit facility with Silicon Valley Bank, using the proceeds from the convertible subordinated notes described below. During fiscal 2002, the company did not establish any other lines of credit.

Convertible Subordinated Notes

In September 2001, the Company entered into a credit facility agreement with a major shareholder, TFX Equities, Inc. Under the facility, the Company was eligible to borrow up to $750,000, in exchange for up to ten $75,000 convertible subordinated notes, bearing interest of 12 percent per annum and possessing an initial maturity date of September 11, 2003. However, on January 27, 2003 TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions, except for, the maturity dates. In exchange for the extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity. In the event the Company is unable to pay off the debt by November 1, 2003, it will negotiate to extend the due date or borrow funds from a third party in order to fulfill its obligation. Each dollar of outstanding debt is convertible into four shares of the Company’s common stock, convertible for no additional consideration at any time after issuance. In addition, each note contains one warrant to purchase 10 shares of the Company’s Series A Convertible Preferred Stock at a purchase price of $2,625 per share. The warrants vest immediately and expire on September 11, 2004. If issued, each share of Series A Convertible Preferred Stock would be convertible into 7,500 share of common stock for no additional consideration. The facility subjects the Company to various financial and non-financial covenants and is secured by all tangible and intangible assets of the Company.

As of October 31, 2002, the Company has issued all ten of the $75,000 subordinated convertible notes totaling $750,000. $166,500 of such proceeds was allocated to the warrants and $583,500 to the notes based on their respective relative fair values. The value allocated to the warrants has been included in additional paid-in capital and the related discount is being amortized to interest expense over the term of the note. At October 31, 2002, the unamortized discount on the note payable is $76,000. The debt also included a non-detachable conversion feature that was “in the money” at the date of issuance (a beneficial conversion feature). The value associated with the beneficial conversion feature of $366,000 will be accreted over the term of the debt. At October 31, 2002, accretion of $198,000 associated with the beneficial conversion feature has been charged to interest expense and included in paid in capital.

Note 9: Commitments and Contingencies

Compensation Arrangements

In February 1988, the Company entered into non-contributory deferred compensation contracts (the “Contracts”) with three officers. Under the terms of the Contracts, (i) the Company’s total annual contributions for the three officers was limited to $72,000, (ii) contributions ceased at the earlier of January 31, 1993 or the officer’s retirement and (iii) accumulated contributions accrue interest at the prime rate through the officer’s retirement. Subsequent to retirement and at the officer’s option, the officer is eligible to receive his or her deferred compensation balance in either monthly payments over a 10-year period or one lump-sum payment. Two of the officers retired in May 1991 and January 1998, respectively, and elected to receive their deferred compensation balances over a 10-year period. The third officer retired in August 1999 and elected to receive her deferred compensation balance in a lump-sum payment, which was made in January 2000. As of October 31, 2002, the Company owed one officer under such contracts. In connection with the Contracts, the Company has incurred interest expense of $11,000, $12,000 and $18,000 in fiscal years 2002, 2001, and 2000, respectively. The Company is a party to an employment agreement with an executive officer. In the event that the executive is terminated, he would be entitled to receive twelve months base pay, plus specified fringe benefits.

Operating Lease Obligations

In September 1999, the Company entered into a 10-year lease commitment on its headquarters facility, which extends through 2009. Additionally, the Company leases other equipment through noncancellable operating leases, which expire in various years through 2004. On December 15, 2001, the Company (sublessor) entered into a sublease agreement for approximately one quarter of its facilities. The initial term of the sublease is for 2 years, renewable thereafter in one-year increments. Minimum future noncancellable operating lease payments as of October 31, 2001 (net of sublease income of $97,000 and $16,000 in 2003, and 2004 respectively) are as follows (in thousands):

Year Ending October 31,
2003	$256
2004	347
2005	374
2006	386
2007	397
Thereafter	617

Total	$2,377

Legal

The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management believes that such litigation and claims to date are without merit and will not have a material adverse effect on the Company’s financial position or results of operations.

Note 10: Stock Option Plans

The Company has two incentive stock option plans. Under the first plan, which has been frozen, the Company granted options to directors and employees to purchase up to 750,000 shares of common stock at not less than fair market value at the time of grant. Under the second plan, the Company may grant options to employees to purchase up to 2,600,000 shares of common stock at not less than fair market value at the time of grant. Additional information with respect to both of the incentive stock option plans is summarized in the following table:

	Number Of Shares	Weighted Average Exercise Price
Shares under option, October 31, 1999	1,250,521	$1.49
Options granted	727,000	1.51
Options canceled	(561,074)	1.57
Options exercised	(93,155)	1.25

Shares under option, October 31, 2000	1,323,292	1.49
Options granted	460,850	0.45
Options canceled	(570,175)	1.29
Options exercised	—	0

Shares under option, October 31, 2001	1,213,967	1.17
Options granted	300,000	0.24
Options canceled	(263,050)	1.04
Options exercised	—	—

Shares under option, October 31, 2002	1,250,917	$1.14

Options granted under the plans vest either immediately or ratably over five years and expire ten years from the date of grant. Certain options contain possible accelerated vesting clauses should specific financial measures be met. As of October 31, 2002, options to purchase 1,349,083 shares of common stock were available for granting.

Additionally, the Company maintains a non-employee Director stock option plan. Under this plan, the Company may grant up to 500,000 shares of common stock at not less than the fair market value at the time of grant. Additional information with respect to this plan is as follows:

	Number Of Shares	Weighted Average Exercise Price
Shares under option, October 31, 1999	81,000	$3.55
Options canceled	0	0
Options granted	58,000	1.64

Shares under option, October 31, 2000	139,000	2.56
Options granted	50,000	.059
Options cancelled	(13,000)	3.14

Shares under option, October 31, 2001	176,000	2.12
Options granted	60,000	0.24
Options cancelled	(2,000)	2.00

Shares under option, October 31, 2002	234,000	1.64

Options granted under the plan vest immediately and expire ten years from the date of grant. As of October 31, 2002, options to purchase 266,000 shares of common stock were available for granting.

The Company also issued stock options to non-employee consultants outside of the above plans. These shares may be granted at such times and under such terms as determined by the Board of Directors. Additional information is as follows:

	Number of Shares	Weighted Average Exercise Price
Shares under option, October 31, 1999	336,000	$1.46
Options canceled	(11,000)	2.53

Shares under option, October 31, 2000	325,000	1.46
Options canceled	(20,000)	2.75

Shares under option, October 31, 2001 & October 31, 2002	305,000	$1.46

Generally, options vest upon the achievement of certain events and expire from two to five years from the date of grant.

The following table summarizes information about all stock options outstanding at October 31, 2002:

		Options Outstanding			Options Exercisable
	Range of Exercise Prices	Number Outstanding at Period End	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at Period End	Weighted Avg. Exercise Price
Incentive	$0.23 to 0.63	540,750	8.90	$0.31	442,000	$0.33
Stock Option	$0.88 to 1.32	187,117	6.50	1.02	176,917	1.02
Plans	$1.59 to 2.39	519,300	5.73	1.63	519,050	1.63
	$2.57 to 3.86	3,750	7.57	2.57	2,250	2.57

	$0.23 to 3.86	1,250,917	7.22	$0.97	1,140,217	$1.03

Director Plan	$0.22 to 0.64	110,000	8.51	$0.40	96,500	$0.42
	$0.94 to 1.41	26,000	3.18	1.17	26,000	1.17
	$1.42 to 1.99	62,000	6.96	1.65	62,000	1.65
	$2.00 to 2.75	2,000	0.38	2.75	2,000	2.75
	$4.75 to 6.75	34,000	4.59	5.93	34,000	5.93

	$0.22 to 6.75	234,000	6.87	$1.64	220,500	$1.72

Non Employee	$0.94 to 1.06	195,000	2.13	$0.94	195,000	$0.94
Plan	$2.00 to 2.94	110,000	2.65	2.38	110,000	2.38

	$0.94 to 1.06	305,000	1.32	$1.46	305,000	$1.46

The weighted-average fair value of options granted during fiscal years 2002, 2001, and 2000 was $0.24, $0.47, and $1.52 respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations:

	2002	2001	2000
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	4.3%	4.8%	6.3%
Volatility	102.9%	162.0%	85.9%
Dividend yield	—	—	—

The Company continues to apply APB No. 25 in accounting for stock-based compensation for the incentive and non-employee director plans. To date, all stock options have been issued at market value; accordingly, no compensation cost has been recognized. Had the Company determined costs for these plans in accordance with SFAS No. 123, the Company’s pro forma net (loss) income and pro forma (loss) income per share would have been as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Pro forma net loss applicable to common Stockholders	$(183)	$(3,882)	$(1,788)

Pro forma net loss per share:
Basic	$(0.03)	$(0.55)	$(0.25)
Diluted	$(0.03)	$(0.55)	$(0.25)

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

The (benefit) provision for income taxes in fiscal years 2002, 2001, and 2000 consists of (in thousands):

	Year Ended October 31,
	2002	2001	2000
Increase (decrease) in income taxes payable	$—	$—	$(28)
Refunds of state income taxes	—	—	(28)
Decrease (increase) in deferred tax asset	—	—	—

	$—	$—	$(56)

A reconciliation of the statutory Federal tax rate to the Company’s effective tax rate is as follows:

	Year Ended October 31,
	2002	2001	2000
Statutory Federal tax rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of federal tax benefit	(5.0)	(5.0)	(5.0)
Benefit not recorded due to carryforward position	39.0	39.0	39.0

	0.0%	0.0%	10.5%

Deferred tax assets are comprised of the following (in thousands):

	October 31,
	2002	2001	2000
Accounts receivable and inventory reserves	$137	$171	$171
Accrued Compensation	81	110	120
Deferred revenues	150	130	138
Other	401	389	429
Research and development credits	460	460	535
Foreign net operating losses	16	16	16
Loss carryforwards	8,523	8,524	7,291

Gross deferred tax assets	9,768	9,800	8,700
Valuation allowance	(9,768)	(9,800)	(8,700)

Net deferred tax asset	$—	$—	$—

The net change in the valuation allowance for deferred tax assets was a decrease of $32,000 during the year. The Company has provided a full valuation allowance against the Company’s gross deferred tax assets since management believes that the realization of such deferred tax assets is not likely in the near future.

Approximately $22 million of tax loss carryforwards and $460,000 of research and development tax credits can be utilized by the Company through 2022. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

Note 12: Pension and Profit Sharing Plans

The Company has a defined contribution Pension Plan covering all employees. After an employee completes one-year of service, the Plan provides for annual contributions by the Company equal to 6% of the employee’s gross salary, excluding bonuses and commissions. The Company’s contributions to the Plan vest after a five-year period. Employees may also make voluntary contributions to the Plan up to a maximum of 10% of their gross salary on an after-tax basis. On June 1, 1999, the Company ceased contributions to the Pension Plan for employees of its contact center solutions division. At that time, all of these employees became 100% vested in the Plan.

In accordance with the Plan, the Company credits unvested amounts relating to terminated employees against pension contributions. Such forfeitures amounted to approximately $0, $200,000 and $118,000 in fiscal years 2002, 2001, and 2000 respectively. It is the Company’s policy to fund pension costs accrued. Net expense of the Plan was approximately $0, $0 and $120,000 in fiscal years 2002, 2001, and 2000 respectively.

By action of its Board of Director’s, the Company terminated the plan on October 31, 2001 and filed an application with the Internal Revenue Service for approval. Such approval was received in August 2002. The termination of the plan will not have an adverse effect on the valuation of the plan assets. Participants became 100% vested in their accounts upon termination. On April 9, 2002, net assets were distributed to those employees who terminated on or before October 31, 2001. Microlog distributed the remainder of the plan assets to its participants on January 24, 2003.

The Company also maintains a 401(k) profit sharing plan and trust. The plan allows for employees to contribute up to 15% of gross salary on a pre-tax basis and 5% of gross salary on an after-tax basis. Total expense of the plan was approximately $14,000, $52,000 and $112,000 in fiscal years 2002, 2001, and 2000 respectively.

Note 13: Restructuring Expenses

In fiscal year 2001, the Company recorded $69,000 in restructuring costs primarily in the way of headcount reduction. During the second half of fiscal 2002, the Company invoked a plan whereby it further reduced its work force. This resulted in approximately $40,000 in severance costs. All restructuring costs have been paid as of October 31, 2002.

Note 14: Supplemental Cash Flow Information

The Company paid (received) cash for interest expense and income taxes as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Interest	$—	$18	$9
Income taxes paid (received)	$10	$—	$(28)

Note 15: Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for the Company’s last eight fiscal quarters.

(In thousands, except per share data)

	Jan. 31, 2002	April 30, 2002	July 31, 2002	Oct. 31, 2002
Sales	$1,527	$1,496	$1,494	$1049
Gross margin	846	868	841	756
Income (loss) from operations	66	109	92	83
Net income (loss)	(6)	17	2	5
Net income (loss) per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001
Sales	$2,609	$1,630	$1,611	$1,351
Gross margin	1,126	394	471	382
Income (loss) from operations	(294)	(1,311)	(829)	(708)
Net income (loss)	(246)	(1,329)	(845)	(755)
Net income (loss) per share:
Basic and diluted	$(0.03)	$(0.19)	$(0.12)	$(0.11)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
INFORMATION

To the Board of Directors and Stockholders
Microlog Corporation

In connection with our audit of the consolidated financial statements of Microlog Corporation referred to in our report dated November 27, 2002, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the year ended October 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Vienna, Virginia
November 27, 2002

Schedule II – Valuation and Qualifying Accounts and Reserves
(In Thousands)

Fiscal Year Ended 10/31/02	Balance 11/01/01	Additions	Deletions	Balance 10/31/02

Receivables
Allowance for Doubtful Accounts	50	0	20	30

Inventory
Reserve for Obsolescence	386	53	118	321

Income Taxes
Valuation Allowance	9,800	0	32	9,768

Fiscal Year Ended 10/31/01	Balance 11/01/00	Additions	Deletions	Balance 10/31/01

Receivables
Allowance for Doubtful Accounts	125	565	640	50

Inventory
Reserve for Obsolescence	337	49	0	386

Income Taxes
Valuation Allowance	8,700	1,100	0	9,800

Fiscal Year Ended 10/31/00	Balance 11/01/99	Additions	Deletions	Balance 10/31/00

Receivables
Allowance for Doubtful Accounts	150	10	35	125

Inventory
Reserve for Obsolescence	488	140	291	337

Income Taxes
Valuation Allowance	8,315	385	0	8,700

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Germantown, State of Maryland, on January 28, 2003.

MICROLOG CORPORATION

By:	/s/ John C. Mears
John C. Mears President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ John C. Mears John C. Mears President and Chief Executive Officer (Principal Executive Officer)	January 28, 2003

/s/ Charles B. Ford Jr. Charles B. Ford Jr. Chief Financial Officer (Principal Accounting Officer)	January 28, 2003

/s/ David M. Gische David M. Gische Chairman of the Board and Director	January 28, 2003

/s/ Joe Brookman Joe Brookman Director	January 28, 2003

/s/ David B. Levi David B. Levi Director	January 28, 2003

/s/ Joe J. Lynn Joe J. Lynn Director	January 28, 2003

/s/ John J. Sickler John J. Sickler Director	January 28, 2003

/s/ Randall P. Gaboriault Randall P. Gaboriault Director	January 28, 2003

Item 2. Officers’ Certification

I, John C. Mears, certify that I have reviewed this annual report on Form 10(K).

Based on my knowledge, the report does not contain any untrue statements of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this report.

The registrant’s other certifying officer and I (i) are responsible for establishing and maintaining “disclosure controls & procedures” and we (ii) have designed such disclosure controls and procedures to ensure that material information is made known to the officers, particularly during the period in which the periodic report is being prepared, (iii) have evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing of the report and (iv) have presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and the audit committee of the board of directors (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the issuers auditors any material weaknesses in internal controls, and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s disclosure controls and procedures.

The registrant’s other certifying officer and I have indicated in the report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

/s/ John C. Mears
John C. Mears President and Chief Executive Officer (Duly Authorized Officer)

I, Charles B. Ford Jr. certify that I have reviewed this annual report on Form 10(K).

Based on my knowledge, the report does not contain any untrue statements of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this report.

The registrant’s other certifying officer and I (i) are responsible for establishing and maintaining “disclosure controls & procedures” and we (ii) have designed such disclosure controls and procedures to ensure that material information is made known to the officers, particularly during the period in which the periodic report is being prepared, (iii) have evaluated the effectiveness of the registrant’s disclosures controls and procedures as of a date within 90 days prior to the filing of the report and (iv) have presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and the audit committee of the board of directors (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the issuers auditors any material weaknesses in internal controls, and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s disclosure controls and procedures.

The registrant’s other certifying officer and I have indicated in the report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

/s/ Charles B. Ford, Jr.
Charles B. Ford, Jr. Chief Financial Officer (Principal Accounting Officer)

Dated: January 28, 2003