Form 10QSB
period 2003-01-31
MICROLOG CORP
filed 2003-03-14
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended January 31, 2003	Commission File No. 0-14880

MICROLOG CORPORATION

(Exact name of Registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of Incorporation or organization)	52-0901291 (I.R.S. Employer Identification No.)

20270 Goldenrod Lane Germantown, Maryland (Address of principal executive offices)	20876-4070 (Zip Code)

(301) 540-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on March 12, 2003, as reported by the Over the Counter Bulletin Board) was approximately $240,000 dollars. The Common Stock is traded over-the-counter. As of March 12, 2003, 7,106,938 shares of the Registrant’s Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

PART I

ITEM 1.    FINANCIAL RESULTS

Microlog Corporation

Consolidated Balance Sheets

(In thousands)

	(Unaudited) January 31, 2003	October 31, 2002
Assets
Current assets:
Cash and cash equivalents	$309	$558
Receivables, net	1,002	476
Inventories, net	134	160
Other current assets	123	105

Total current assets	1,568	1,299
Fixed assets, net	347	407
Other assets	47	60

Total assets	$1,962	$1,766

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of deferred compensation	$27	$27
Accounts payable	465	292
Accrued compensation and related expenses	283	304
Customer Deposits	112	15
Deferred Revenue	223	403
Convertible subordinated notes payable, net of discount of $55	695	0
Lease Payable-current portion	16	0
Other accrued expenses	285	247

Total current liabilities	2,106	1,288

Convertible subordinated notes payable, net of discount of $76	0	674
Deferred officers’ compensation, net of current portion	95	99
Lease Payable-net of current portion	18	38

Total liabilities	2,219	2,099

Stockholders’ deficit:
Serial preferred stock, $.01 par value, 1,000,000 shares authorized, no Shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 & 13,000,000 shares authorized, 7,106,938 and 7,106,938 shares outstanding	77	77
Capital in excess of par value	21,058	21,011
Treasury stock, at cost, 601,870 shares	(1,177)	(1,177)
Accumulated deficit	(20,215)	(20,244)

Total stockholders’ deficit	(257)	(333)

Total liabilities and stockholders’ deficit	$1,962	$1,766

See accompanying Notes to Consolidated Financial Statements.

Microlog Corporation

Consolidated Statement of Operations

(In Thousands except for Share Data)

Unaudited

	January 31, 2003	January 31, 2002
Revenue
Hardware & Software Products	$396	$401
Services	1,010	1,126

Total Revenue	1,406	1,527

Cost of Sales
Hardware & Software Products	270	218
Services	273	463

Total Cost of Sales	543	681

Gross Margin	863	846

Sales & Marketing Expense	253	254
General & Administrative Expense	276	328
Research & Development Expense	211	198

	740	780

Income from Operations	123	66
Interest Expense	(94)	(92)
Other Income (expense)-Net	0	20

Income (Loss) Before Taxes	29	(6)
Provision For Income Taxes	0	0

Net Income (loss)	$29	$(6)

Weighted Average Shares Outstanding	7,106,938	7,106,938

Income (loss) Per Share-Basic & Diluted	$0.00	$(0.00)

See accompanying Notes to Consolidated Financial Statements.

Microlog Corporation

Consolidated Statement of Cash Flows

January 31, 2003

(In thousands)

(Unaudited)

	For the Three Months Ended January 31, 2003	For the Three Months Ended January 31, 2002
Cash flows from operating activities:
Net profit (Loss)	$29	$(6)
Adjustments to reconcile net profit (loss) to net cash used in operating activities
Depreciation	70	106
Amortization of debt discount	21	21
Accretion of beneficial conversion feature	47	46
Provision for inventory reserves	(3)	33
Change in assets and liabilities
Receivables	(526)	(332)
Inventories	29	2
Other assets	(13)	6
Accounts payable	173	143
Accrued compensation and related expenses	(21)	(73)
Deferred revenue and other credits	(83)	(155)
Other accrued expenses	38	12
Deferred officers’ compensation	(4)	15

Net cash used in operating activities	(243)	(182)

Cash flows from investing activities:
Purchase of fixed assets	(6)	—

Net cash used in investing activities	(6)	—

Cash flows from financing activities:
Proceeds from the issuance of long-term debt and warrants	—	300

Net cash provided by financing activities	—	300

Cash and cash equivalents:
Net (decrease) increase during the period	(249)	118
Balance at the beginning of the period	558	174

Balance at the end of the period	$309	$292

See accompanying Notes to Consolidated Financial Statements.

Microlog Corporation

Notes To Consolidated Financial Statements

January 31, 2003 (Unaudited) and October 31, 2002

Note 1 – General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at January 31, 2003 and October 31, 2002, and the results of their operations and their cash flows for the three month periods ended January 31, 2003 and January 31, 2002. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003.

The significant accounting principals and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation’s Annual Report on Form 10-K for the year ended October 31, 2002.

Note 2 – Revenue Recognition

The Company recognizes revenue on new system sales where software is deemed incidental to the system in accordance with Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission. As such, revenue is not recognized until, pursuant to a written agreement, the system has been tested, delivered and installed and has been substantially completed and collection is reasonably assured. If there should be any remaining obligations, they must not be essential to the functionality of the delivered system for the Company to record revenue.

The Company recognizes revenue on new systems sales where software is either significant to the system or from the sale of software licenses which provide the customer the right to use its software. In accordance with Statement of Position 97-2 “Software Revenue Recognition” wherefore criteria must be met (upon delivery of the software if persuasive evidence of an arrangement exists, sufficient vendor specific objective evidence exists to support allocating the total fee to all elements of the arrangement, the fee is fixed or determinable, and collection is probable). In addition, revenue is recognized only when the software is considered functional to the user. The Company generally recognizes revenue on software system or software license sales after the customer’s acceptance has occurred.

Ongoing maintenance contracts, which include software upgrades, are invoiced separately and revenue is earned ratably over the term of the contract. Revenue from implementation, training and other professional services is recognized when the services have been completed.

Note 3 – Inventories

	(Unaudited) January 31, 2003	October 31, 2002
	(in thousands)
Inventories consist of the following:
Components	$422	$435
Work-in-process and finished goods	29	46

	451	481
Less: reserve for obsolescence	(317)	(321)

Net Inventory	$134	$160

Note 4 – Fixed Assets

	(Unaudited) January 31, 2003	October 31, 2002
	(in thousands)
Fixed assets consist of the following:
Office furniture and equipment	$2,638	$2,641
Leasehold improvements	180	171

	2,818	2,812
Less: accumulated depreciation and amortization	(2,471)	(2,405)

Net Fixed Assets	$347	$407

Note 5 – Convertible Debt

The Company has convertible promissory notes payable to TFX Equities, Incorporated, its majority shareholder. The company has accrued interest on these notes but has made no payments. As of January 31, 2003, the company owes TFX $114,825 in interest and accrues interest at a rate of 12% per annum. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003 TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates. In exchange for this extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity.

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

General

Microlog Corporation is an interactive communications software company that provides advanced Web-based customer interaction management products and services for businesses seeking to better serve their customers. Microlog offers an integrated suite of products and services which integrate with existing corporate applications and infrastructure to accomplish both automated response functions, such as interactive voice response, or “IVR,” e-mail, and Web, as well as intelligent interactions between customers and contact center agents. Interactions today include telephone, e-mail, Web chat, Web callback, Web collaboration, Web bulletin board, voice over IP, fax, TDD and scanned hardcopy mail.

Microlog caters to businesses and other organizations looking to serve their customers through advanced, yet user-friendly, customer contact and relationship management systems. This approach advocates retaining or acquiring applications and components, which best suit the customer’s objectives, while enhancing the customer’s experience. Microlog’s products and services are designed to serve as middleware to integrate existing components such as legacy, database and CRM applications, PBX or ACD switches, Web sites, IVR and E-mail/fax servers, in a manner that affords consistent operation across diverse systems and contact types, while preserving investments in the existing components. Microlog’s products are Web-centric, which means major functions are accomplished through a central server suite, and only Java-enabled browsers or network computers are required for agent desktop operations. This facilitates lower costs and eases the implementation of distributed operations afforded by Internet technologies.

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

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. In fiscal 2002 the Company had two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division.

The Old Dominion Systems division provided performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. For several years, this division provided a significant source of sales and profits for the company but was significantly downsized during 2001 and 2002. In September 2002, the contract expired, as anticipated, and the Company wound down the division on October 31, 2002. Commencing on November 1, 2003, Microlog Corporation consists of the one remaining division known as the Contact Center Solutions (CCS) division which operates the uniQue business described above. This line of business represents Microlog’s primary focus and product future. Accordingly, the Company continues to concentrate its resources on developing this division. The charter of this division is to help the Company’s customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management.

Operations

Prior to fiscal 2002, Microlog endured several years of financial losses, which resulted in negative cash flow. The Company’s management restructured its operations and implemented a recovery plan during the second half of fiscal 2001 and all of fiscal 2002. Through these restructuring efforts, the Company generated an operating profit and net income for the year ended October 31, 2002. At the beginning of fiscal 2002, the Company borrowed an additional $300,000 which was provided from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company. To lower its breakeven point for generating cash flow from operations, management took several measures to in essence, re-start the company in 2003.

While the Company has reduced its administrative staff, it has begun to grow its sales organization and plans to incur additional sales and marketing expenses during fiscal 2003. Management estimates that it will spend approximately $500,000 associated with increasing its sales headcount and developing and/or acquiring needed marketing programs necessary to generate new sales. To help offset these additional expenses, the Company recently reconfigured its headquarters office space and has successfully sublet an additional portion of that space. This new sublease will save the Company approximately $50,000 in fiscal 2003 and $52,000 in fiscal 2004. The Company also anticipates improvements in gross margins in fiscal 2003 as its sales mix continues to increase with uniQue licenses, application development and other less costly software solutions. Hardware margins have been historically lower than software. While we expect this trend to continue in FY 2003, the costs of such hardware components have started to decline and as such, we anticipate an improvement in hardware gross margins during the fiscal year. However, absolute assurance cannot be given that margins will in fact improve, given that unforeseen events or circumstances may arise that might negatively impact margins.

Although the Company’s sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, it began to experience slight increases in uniQue sales during fiscal 2002. uniQue sales for the three months ended January 31, 2003 were approximately $79,000 versus $43,000 for the three months ended October 31, 2002 and approximately $9,000 for the three months ended July 31, 2002. During the first quarter of 2003, the Company received two additional significant uniQue orders totaling approximately $350,000 in aggregate. With the addition of these two new orders, the Company’s backlog as of March 1, 2003 includes $490,000 of uniQue. The Company has targeted four principal markets for its products and services; Federal and State governments, Health Care, Utilities, and Gaming (e.g., Lottery Boards and Off Track Betting). Management believes these market sectors are relatively well insulated to the negative effects of the current downturn in the United States economy and in fact are growing. During fiscal 2003, the Company also plans to sell into the financial sector. In addition, based on past sales experience and ongoing interest shown in the Company’s products, each has a robust need for integrated contact center solutions such as those offered by the Company. Lastly, the Company believes it’s uniQue product line is well suited to meet the growing demand for solutions which integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems in which they have invested heavily.

The table below reflects components of the Company’s Consolidated Statements of Operations as a percentage of revenue.

	For The Three Months Ended January 31,
	2003	2002
Sales:
Contact Center Solutions	100.0%	89.3%
Old Dominion Systems	0.0%	10.7%

Total sales	100.0%	100.0%

Costs and expenses:
Cost of sales	38.6%	44.6%
Selling, general and administrative	37.6%	38.1%
Research and development	15.0%	13.0%

Total costs and expenses	91.2%	95.7%

Operating Income	8.8%	4.3%
Interest Expense	(6.7)%	(6.0)%
Net Other Income	0.0%	1.3%

Income (loss) before income taxes	2.1%	(0.4)%

Benefit (provision) for income taxes	0%	0%

Net Profit (loss)	2.1%	(0.4)%

Sales Revenue

Total sales revenue for the three months ended January 31, 2003 was $1.4 million compared to $1.5 million for the same three-month period ended January 31, 2002. The year to year decrease is a direct result of the expiration and conclusion of the contract with the Applied Physics Laboratory of Johns Hopkins University, which was the sole customer of the company’s Old Dominion Systems Division (ODS). Further comparative explanation of sales results by division is provided below.

Cost of Sales and Expenses

Cost of sales was $543,000 or 38.6% of sales for the quarter ended January 31, 2003, compared to $681,000 or 44.6% for the same quarter ended January 31, 2002. The favorable decrease is due primarily to lower service costs resulting from the elimination of direct labor costs associated with sales from the Old Dominion Systems Division. This is explained in more detail under the Old Dominion Systems Division section below. Total period expenses for the three months ended January 31, 2003 were $740,000 or 52.6% of total sales compared to $780,000 (51.1%) for the three month period ended January 31, 2002. The decrease is mainly attributable to a reduction in general and administrative expenses.

Interest Expense

Interest expense for the quarter ended January 31, 2003 was $94,000 versus $92,000 for the quarter ended January 31, 2002. The Company owes a series of ten (10) subordinated notes payable, which were executed in the fourth quarter of fiscal 2001 and during the first quarter of fiscal 2002. The notes contain equity conversion features, which include the issuance of detachable warrants. As such, the company has discounted the face value of the notes by the value of the beneficial conversion feature of the warrants. The discount is amortized to interest expense over the term of the notes.

Net Other Income/Expenses

For the three months ended January 31, 2003 and January 31, 2002 the Company reported immaterial amounts of other income and expense.

Benefit (Provision for Income Taxes)

For the quarter ended January 31, 2003, there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds and has fully reserved for the benefit of tax loss carryforwards. As of January 31, 2003, the company has net operating losses and carry forwards for income tax reporting purposes of approximately $22 million, which will be available to offset taxes resulting from future taxable income through 2023. If substantial changes in the company’s ownership should occur, use of some or all of the carryforwards could be impacted.

Contact Center Solutions Division

Sales

Sales for the Contact Center Solutions Division for the three months ended January 31, 2003 were $1.41 million, which represented a 3.7% increase compared to $1.36 million for the same quarter, ended January 31, 2002. The slight increase represents an increase in application development and professional services.

Backlog of future scheduled revenue

As of March 1, 2003, the division had a backlog of new system sales totaling $568,000, which is scheduled to be completed during the second quarter ending April 30, 2003. Of the total, uniQue represents $490,000 or 86%. In addition to new system sales, the division also has an ongoing revenue stream of approximately $220,000 per month, which represents monthly scheduled services, and the recognition of the earned portion of deferred maintenance revenue.

Contact Center Solutions Costs and Expenses

Cost of sales for the Contact Center Solutions division for the three months ended January 31, 2003 was $543,000 or 38.6% of CCS revenue compared to $554,000 or 40.6% of CCS revenue for the three months ended January 31, 2002. These costs are reported as two distinct lines of business: cost of services and hardware/software product costs. The cost of services for the three months ended January 31, 2003, was $273,000 or 27.0% of service revenue compared to $336,000 or 34.9% of service revenue for the comparative three months ended January 31, 2002. The quarter to quarter reduction in cost is primarily the result of lower subcontract costs and reduced employee benefit expenses.

Hardware/software product costs for the three months ended January 31, 2003 were $270,000 or 68.2% of product revenue compared to $218,000 or 54.4% for the three month period ended January 31, 2002. A total of $334,000 (84% of product revenue) consisted of circuit board sales to one customer for which the gross margin was approximately 35%.

For the three months ended January 31, 2003, selling, general & administrative expenses were $529,000 or 37.6% of CCS revenue compared to $580,000 or 38.2% for the same three month period ended January 31, 2002. The decrease was a result of lower general and administrative expenses due to reductions in facility costs. Additionally, as the company’s fixed assets are nearing the end of their useful lives, depreciation expense has begun to decline.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. For the three months ended January 31, 2003, research and development expenses were $211,000 or 15.0% of total CCS revenue versus $198,000 or 13.0% of CCS sales, for the comparable three month period ended January 31, 2002. The increase is primarily a result of replacing R&D personnel who left the company in the second half of FY 2002 but were not replaced until the first quarter.

Old Dominion Systems Division

As the contract with this division’s sole customer, the Applied Physics Laboratory of Johns Hopkins University, expired in the fourth quarter of fiscal 2002, there were no sales and associated costs for the three months ended January 31, 2002. Comparatively, sales for the three months ended January 31, 2002 were $163,000 with cost of sales of $100,000 or 61.3%.

Liquidity and Capital Resources

The company has a working capital deficit of $538,000 as of January 31, 2003, compared to working capital of $11,000 as of October 31, 2002. The subordinate convertible promissory notes are due on November 1, 2003 and are therefore being presented on our balance sheet as current liabilities as of January 31, 2003.

Cash and cash equivalents were $309,000 as of January 31, 2003 compared to $558,000 as of October 31, 2002. The decrease was primarily due to delays in the collection of three significant January billings, which in the aggregate totaled approximately $500,000. Correspondingly, accounts receivable increased by $526,000. Work in process inventory decreased by approximately $17,000 as projects were completed during the quarter. Prepaid expenses have increased by approximately $18,000 due to the renewal of an annual maintenance agreement. As of March 1, 2003, approximately $550,000 of the quarter end accounts receivable have been collected.

Accounts payable and accrued expenses increased by $173,000 and $38,000 respectively in the last quarter, as the company was able to negotiate extended payment terms with a primary vendor. Purchases from these vendors were directly related to the sale of hardware to a sole customer. Customer deposits increased by $97,000 during the quarter creating additional cash flow. Deferred revenue decreased by $180,000 as the Company agreed to change the billing cycle from quarterly to monthly for a significant maintenance contract, resulting in less billing in advance of the period in which the related revenue is earned. As of March 1, 2003, approximately $200,000 of the end of quarter accounts payable has been paid.

At the present time, the company does not have a bank credit facility. On September 25, 2001, the company entered into agreements for the issuance of $750,000 of 12% subordinate convertible promissory notes with warrants to purchase up to one hundred (100) shares of Series A preferred stock in exchange for up to $750,000 of financing from TFX Equities Incorporation. In October 2001, the company borrowed a total of $450,000, which it used to payoff existing outstanding debt of $390,000. In November and December 2001, the company borrowed the remaining $300,000 to finance operations. The Company continues to regularly pay its vendors and collect its accounts receivable on a regular basis and has not had to borrow any additional funds in order to sustain its ongoing operations.

The Company has accrued interest on these notes but has not paid the interest to the holder, TFX Equities Incorporated, its majority shareholder. As of January 31, 2003, the company owes TFX $114,825 in interest and accrues interest at a rate of 12% per annum, which equates to approximately $7,500 per month. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003, TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates. In exchange for this extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity. In the event the Company is unable to pay off the debt by November 1, 2003, it will negotiate to extend the due date or attempt to borrow funds from a third party in order to fulfill its obligation.

As the company grows, it expects to incur ongoing expenses to fund its sales and marketing efforts. The company estimates that it will spend approximately $500,000 during the remaining nine months of the fiscal year. Management anticipates paying for these expenditures with cash flow from operations. Management has no other plans to commit the company for significant capital expenditures in fiscal 2003. In order to do this, the Company must continue to fill its sales pipeline and be able to consistently generate new business. Management will continue to implement necessary cost cutting measures in an effort to offset its anticipated sales and marketing costs and preserves its cash flow. Additionally, if necessary, the company may seek to obtain additional growth capital through additional debt and /or equity financing.

ITEM 3.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) and 15(d) under the Securities Exchange Act of 1934). As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

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

/s/ JOHN C. MEARS

John C. Mears President and Chief Executive Officer (Duly Authorized Officer)

/s/ CHARLES B. FORD, JR.

Charles B. Ford, Jr. Chief Financial Officer (Principal Accounting Officer)

ITEM 2.    OFFICERS’ CERTIFICATIONS

I, John C. Mears, have reviewed the report being filed;

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

Based on my knowledge, the financial statements and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of and for, the periods presented in the report;

The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have: (i) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to the officers by others within those entities, particularly during the period in which the periodic reports are being prepared; (ii) evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report, and; (iii) presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors: (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

The issuer’s other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JOHN C. MEARS

John C. Mears President and Chief Executive Officer (Duly Authorized Officer)

I, Charles B. Ford Jr., have reviewed the report being filed;

Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

Based on my knowledge, the financial statements and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of and for, the periods presented in the report;

The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the issuer and have: (i) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to the officers by others within those entities, particularly during the period in which the periodic reports are being prepared; (ii) evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report, and; (iii) presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors: (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

The issuer’s other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES B. FORD, JR.

Charles B. Ford, Jr. Chief Financial Officer (Principal Accounting Officer)

Date: March 14, 2003