Form 10-K/A
period 2002-10-31
MICROLOG CORP
filed 2003-04-21
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KA

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

Commission File No. 0-14880

MICROLOG CORPORATION

(Exact name of Registrant as specified in its charter)

VIRGINIA	52-0901291
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.

20270 Goldenrod Lane Germantown, Maryland	20876-4070
(Address of principal executive offices)	(Zip Code)

(301) 540-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KA or any amendment to this Form 10-KA.  ☐

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on January 23, 2003, as reported by the Over the Counter Bulletin Board) was approximately $311,000. The Common Stock is traded over-the-counter. As of January 23, 2003, 7,106,938 shares of the Registrant’s Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

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

The uniQue product includes the following features:

Multiple Media – uniQue accepts and intelligently routes all customer contacts, whether from a traditional telephone call, Web contact, e-mail, facsimile, or even simple postal mail. By accepting any type of contact from customers, uniQue becomes the single source repository of all customer interaction provides the user with a powerful information tool that summarizes customer behavior and provides customer satisfaction.

Contact Prioritization – In addition to handling all types of media, uniQue prioritizes the contact based upon the rules established by the contact center manager in order to ensure that all of the customers are handled in the most appropriate manner, such as servicing the most important customers first.

Intelligent Routing – uniQue leverages the effectiveness of skills-based routing by matching the customer contact to the agent having the most appropriate skills required to service the contact. uniQue’s simple system administration feature allows the supervisor to quickly and easily add or remove skills to any agent profile on-line. This allows the contact center’s management to schedule and maintain the most appropriate level of agents at all times.

Easy Configuration and Remote Administration – Being a Web-based Java application hosted on the uniQue server, uniQue offers the contact center management zero administration at the agent’s workstation. uniQue is loaded only once and, each time an agent logs into the application, the uniQue applet is downloaded to the agent’s workstation eliminating any agent workstation configuration or administration.

Web-Based System – Consistent with the concept of open systems, uniQue operates on any agent computer with any operating system provided there is a properly configured Java-enabled Web browser on the agent’s desktop. This frees the user from being tied to a single computer environment, system architecture or operating system. UniQue will operate in an environment where there may be multiple types of computers. The open system approach provides flexibility to a contact center’s computing requirements and simplifies the task of integration.

Reporting – uniQue includes a powerful statistical data capturing and reporting component. Contact center managers can generate any number of statistical reports from the system. uniQue stores each customer contact along with the detailed information about the contact. Detailed information which uniQue can store includes, among other information: contact type, contact duration, agent wrap-up time, total contact length, contact outcome, contact result and contact reason. With uniQue, contact center managers are able to develop their own reports which summarize agent productivity, contact center accomplishments, and even business success statistics.

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

Income Statement Data (in thousands, except per share data):

Year Ended October 31,

	2002	2001	2000	1999	1998
Sales	$5,567	$7,201	$14,527	$18,023	$26,457
(Loss) income from operations	350	(3,142)	(540)	(4,754)	(6,430)
Net (loss) income	18	(3,175)	(475)	(4,693)	(8,641)
Net (loss) income per share:
Basic	$0.00	$(0.45)	$(0.07)	$(1.02)	$(2.02)
Diluted	$0.00	$(0.45)	$(0.07)	$(1.02)	$(2.02)

Balance Sheet Data (in thousands):

As of October 31,

	2002	2001	2000	1999	1998
Working capital (deficit)	$11	$(1,067)	$1,696	$1,818	$1,953
Total assets	1,766	1,599	4,718	6,426	8,560
Long-term obligations, net of current maturities	811	392	229	—	74
Stockholders’ equity (deficit)	(333)	(601)	2,443	2,804	3,370

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unless otherwise indicated, all dollar amounts have been rounded to the nearest hundred thousand.)

	Percentage of Sales Year Ended October 31,			Period-to-Period Percentage Changes
				2001 To 2002	2000 To 2001
	2002	2001	2000
Sales:
Contact Center Solutions	91.2%	70.4%	50.8%	0.2%	(31.4%)
Old Dominion Systems	8.8%	29.6%	49.2%	(77.0%)	(70.0%)

Total sales	100.0%	100.0%	100.0%	(22.7%)	(50.4%)

Costs and expenses:
Cost of sales	40.5%	67.0%	69.1%	(53.2%)	(51.9%)
Selling, general and administrative	39.0%	56.5%	25.3%	(46.6%)	10.6%
Research and development	14.2%	19.1%	9.3%	(42.5%)	1.9%
Restructuring	0%	1.0%	0.0%	(100.0%)	100.0%

Total costs and expenses	93.7%	143.6%	103.7%	(49.6%)	(31.4%)

Investment and other income (expense), net	(6.1%)	(0.5%)	0.0%	906.1%	(483.6%)

Income (Loss) before income taxes	0.3%	(44.1%)	(3.7%)	100.6%	497.3%

Benefit (provision) for income taxes	0.0%	0.0%	0.4%	0.0%	(100.0%)

Net Income (loss)	0.3%	(44.1%)	(3.3%)	100.6%	567.6%

Results of Operations

A summary of information about the Company’s operations by business segment is as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Sales:
Contact Center Solutions	$5,079	$5,068	$7,383
Old Dominion Systems	488	2,133	7,144

Total sales	$5,567	$7,201	$14,527

(Loss) income from operations:
Contact Center Solutions	$211	$(3,547)	$(947)
Old Dominion Systems	139	405	407

(Loss) income from operations	$350	$(3,142)	$(540)

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

Results by division

Contact Center Solutions Division

Sales

Contact Center Solution (CCS) sales for the twelve months ended October 31, 2002 were $5.1 million compared to $5.1million for the same period ended October 31, 2001. Comparatively, product sales, which include both hardware and software, were $1.4 million for the twelve months ended October 31, 2002 versus $1.3 million for the same period ended October 31, 2001. The slight increase was attributable to higher software sales. Sales of services were $3.7 million versus $3.8 million for the twelve-month periods ended October 31, 2002 and 2001 respectively. The $100,000 decline was comprised of a $200,000 decline in professional services offset by a $100,000 increase in maintenance contracts. Installation revenue was flat year over year.

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

Contractual Obligations and Commercial Commitments:

The Company’s significant contractual obligations as of October 31, 2002 are principally for debt and operating leases. Debt by year of maturity, and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations as of October 31, 2002. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Convertible Subordinated Notes Payable	$750,000	$—	$750,000	—	—

Operating Lease	$2,377,000	$256,000	$1,107,000	$807,000	$207,000

The Company will receive $113,000 in aggregate sublease income through fiscal 2004 ($97,000 in fiscal 2003 and $16,000 in 2004).

Management believes that its cash flows from ongoing operations will be adequate to meet its operating lease commitments. With the restructuring of operations over the past two years, the Company generated positive cash flows from operations in fiscal 2002. While from time to time, the Company may experience delays in collections of account receivable or experience temporary increases in receivables from significant orders, its recent collections history has been good with very little past due amounts due from customers. In addition, a significant portion of its ongoing current liabilities consists of deferred revenue arising from collection of accounts receivable in advance of the earnings process being complete. Therefore, this portion of the Company’s liabilities will not require the expenditure of cash aside from costs to be incurred in satisfying any maintenance obligations.

As previously discussed, the Company renegotiated the maturity date of its Subordinated Convertible Notes to November 1, 2003. At the present time, the Company does not have cash on hand in sufficient amounts to retire the entire balance of such notes. As such, management plans to pursue in early 2003 either an extension of the terms on this obligation, convert all or a portion of the balance to equity, or refinance the obligation with proceeds from a third party financing. No assurances can be given that any of these options will be successful.

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

S-1    Schedule II- Valuation and Qualifying Accounts and Reserves

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

(c) Exhibits.

The following exhibits are either filed with this Form 10-K or are incorporated by reference. Our Securities Exchange Act file number is 0-14880.

Exhibit Number	Description

3.1	Articles of Incorporation of Registrant, as amended[1]

3.2	By-laws of Registrant, as amended[2]

4.1	Specimen Stock Certificate[2]

10.1	Microlog Corporation Medical Reimbursement Plan[3]

10.2	Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan[4]

10.3	Microlog Corporation 1995 Employee Stock Option Plan[5]

10.4	Sub-contracting Agreement with Aspect Telecommunications Corporation[6]

10.5	Sub-contracting Agreement with Applied Physics Laboratory[6]

10.6	Security Agreement, dated July 11, 2001, between Microlog Corporation and TFX Equities Incorporated.[7]

10.7	Security Agreement, dated July 11, 2001, between Microlog Corporation of Maryland and TFX Equities Incorporated.[7]

10.8	Credit Facility Agreement, dated as of September 25, 2001, among Microlog Corporation, Microlog Corporation of Maryland and TFX Equities Incorporated.[7]

10.9	Form of Subordinated Convertible Note of Microlog Corporation and Microlog Corporation of Maryland.[7]

10.10	Form of Warrant to Purchase Series A Convertible Preferred Stock of Microlog Corporation.[7]

22	Subsidiaries of the Company[8]

23.1	Consent of Grant Thornton LLP[8]

25	Agreement Supplemental to Credit Facility Agreement[8]

99	Written Statement of CEO and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002 [8]

[1]	Filed as Exhibit 99.6, respectively, to Current Report on Form 8-K, dated October 3, 2001, and incorporated herein by reference.
[2]	Filed as Exhibits 3.2 and 4.1, respectively, to Registration Statement on Form S-1, File No. 33-31710, and incorporated herein by reference.
[3]	Filed as Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended October 31, 1991 and incorporated herein by reference.
[4]	Filed as Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-69025, and incorporated herein by reference.
[5]	Filed as Exhibit 4.1 to Registration Statement on Form S-8, File No. 333-84375, and incorporated herein by reference.
[6]	Filed as Exhibits 10.12 and 10.13, respectively, to Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein by reference.
[7]	Filed as Exhibits 99.1, 99.2, 99.3, 99.4 and 99.5, respectively, to Current Report on Form 8-K, dated October 3, 2001, and incorporated herein by reference.
[8]	Filed herewith.

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

See accompanying Notes to Consolidated Financial Statements.

Microlog Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Capital In Excess of Par Value	Treasury Stock		Accumulated	Total
	Shares	Par Value		Shares	Cost	Deficit
Balance as of October 31, 1999	7,576	76	20,517	602	(1,177)	(16,612)	2,804
Exercise of common stock options	93	1	113	—	—	—	114
Net loss for the year ended October 31, 2000	—	—	—	—	—	(475)	(475)

Balance as of October 31, 2000	7,669	$77	$20,630	602	$(1,177)	$(17,087)	$2,443
Issuance of common stock to Consultants	40	—	16	—	—	—	16
Accretion of Beneficial Conversion
Feature on Convertible Debt	—	—	11	—	—	—	11
Issuance of Detachable warrants	—	—	104	—	—	—	104
Net loss for the year ended October 31, 2001	—	—	—	—	—	(3,175)	(3,175)

Balance as of October 31, 2001	7,709	$77	$20,761	602	$(1,177)	$(20,262)	$(601)

Accretion of Beneficial Conversion Feature on Convertible Debt	—	—	187	—	—	—	187
Issuance of Detachable warrants	—	—	63	—	—	—	63
Net income for the year ended October 31, 2002	—	—	—	—	—	18	17

Balance as of October 31, 2002	7,709	$77	$21,011	602	$(1,177)	$(20,244)	$(333)

See accompanying Notes to Consolidated Financial Statements.

Microlog Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended October 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$18	$(3,175)	$(475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	391	361
Amortization of goodwill and licensing agreement	—	—	89
Amortization of debt discount	86	4	—
Provision for bad debt expense	—	565	10
Accretion of beneficial conversion feature	187	11	—
Provision for inventory reserves	(66)	49	140
Equity securities issued to consultants	—	16	—
Changes in assets and liabilities:
Receivables	(185)	772	(483)
Inventories	79	56	(43)
Other assets	77	186	37
Accounts payable	(290)	184	10
Accrued compensation and related expenses	(167)	(583)	(911)
Deferred revenue and other credits	84	(101)	(11)
Other accrued expenses and accrued liabilities	(40)	82	(342)
Deferred officers’ compensation	(11)	(7)	(19)

Net cash provided (used) in operating activities	136	(1,550)	(1,637)
Cash flows from investing activities:
Purchases of fixed assets	(48)	(334)	(224)

Net cash used in investing activities	(48)	(334)	(224)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	300	450	—
Reduction in long-term debt	—	—	(74)
Exercise of common stock options	—	—	114

Net cash provided by financing activities	300	450	40

Net increase (decrease) in cash and cash equivalents	388	(1,434)	(1,821)
Cash and cash equivalents at beginning of year	170	1,604	3,425

Cash and cash equivalents at end of year	$558	$170	$1,604

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

A summary of information about the Company’s operations by business segment is as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Net sales:
Contact Center Solutions	$5,079	$5,068	$7,383
Old Dominion Systems	488	2,133	7,144

Net sales	$5,567	$7,201	$14,527

Income (Loss) from operations:
Contact Center Solutions	$210	$(3,547)	$(947)
Old Dominion Systems	140	405	407

Income (Loss) from operations	$350	$(3,142)	$(540)

Identifiable assets:
Contact Center Solutions	$1,766	$1,598	$4,611
Old Dominion Systems	0	1	107

Identifiable assets	$1,766	$1,599	$4,718

Capital expenditures:
Contact Center Solutions	$48	$334	$224
Old Dominion Systems	—	—	—

Capital expenditures	$48	$334	$224

Depreciation expense:
Contact Center Solutions	$364	$392	$358
Old Dominion Systems	—	—	3
Buildings for common use	—	—	—

Depreciation expense	$364	$392	$361

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

Options granted under the plans vest either immediately or ratably over five years and expire ten years from the date of grant. Certain options contain accelerated vesting clauses should specific financial measures related to quarterly profitability of the Company be achieved. However, because each of these performance based options vest at specific future dates if performance measures are not met, the Company accounts for these options as non-compensatory by applying “fixed-plan” accounting. As of October 31, 2002, options to purchase 1,349,083 shares of common stock were available for granting.

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

The Company also issued stock options to non-employee consultants outside of the above plans. These shares may be granted at such times and under such terms as determined by the Board of Directors. Additional information is as follows:

	Number of Shares	Weighted Average Exercise Price
Shares under option, October 31, 1999	336,000	$1.46
Options canceled	(11,000)	2.53

Shares under option, October 31, 2000	325,000	1.46
Options canceled	(20,000)	2.75

Shares under option, October 31, 2001 & October 31, 2002	305,000	$1.46

Generally, options vest upon the achievement of certain events and expire from two to five years from the date of grant.

The following table summarizes information about all stock options outstanding at October 31, 2002:

	Range of Exercise Prices	Options Outstanding			Options Exercisable
		Number Outstanding at Period End	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at Period End	Weighted Avg. Exercise Price
Incentive	$0.23 to 0.63	540,750	8.90	$0.31	442,000	$0.33
Stock Option	$0.88 to 1.32	187,117	6.50	1.02	176,917	1.02
Plans	$1.59 to 2.39	519,300	5.73	1.63	519,050	1.63
	$2.57 to 3.86	3,750	7.57	2.57	2,250	2.57

	$0.23 to 3.86	1,250,917	7.22	$0.97	1,140,217	$1.03

Director Plan	$0.22 to 0.64	110,000	8.51	$0.40	96,500	$0.42
	$0.94 to 1.41	26,000	3.18	1.17	26,000	1.17
	$1.42 to 1.99	62,000	6.96	1.65	62,000	1.65
	$2.00 to 2.75	2,000	0.38	2.75	2,000	2.75
	$4.75 to 6.75	34,000	4.59	5.93	34,000	5.93

	$0.22 to 6.75	234,000	6.87	$1.64	220,500	$1.72

Non Employee	$0.94 to 1.06	195,000	2.13	$0.94	195,000	$0.94
Plan	$2.00 to 2.94	110,000	2.65	2.38	110,000	2.38

	$0.94 to 1.06	305,000	1.32	$1.46	305,000	$1.46

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

Note 14: Supplemental Cash Flow Information

The Company paid (received) cash for interest expense and income taxes as follows (in thousands):

	Year Ended October 31,
	2002	2001	2000
Interest	$—	$18	$9
Income taxes paid (received)	$10	$—	$(28)

Note 15: Selected Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for the Company’s last eight fiscal quarters.

(In thousands, except per share data)

	Jan. 31, 2002	April 30, 2002	July 31, 2002	Oct. 31, 2002
Sales	$1,527	$1,496	$1,494	$1049
Gross margin	846	868	841	756
Income (loss) from operations	66	109	92	83
Net income (loss)	(6)	17	2	5
Net income (loss) per share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001
Sales	$2,609	$1,630	$1,611	$1,351
Gross margin	1,126	394	471	382
Income (loss) from operations	(294)	(1,311)	(829)	(708)
Net income (loss)	(246)	(1,329)	(845)	(755)
Net income (loss) per share:
Basic and diluted	$(0.03)	$(0.19)	$(0.12)	$(0.11)

Schedule II–Valuation and Qualifying Accounts and Reserves

(In Thousands)

	Balance 11/01/01	Additions	Deletions	Balance 10/31/02
Fiscal Year Ended 10/31/02
Receivables
Allowance for Doubtful Accounts	50	0	20	30
Inventory
Reserve for Obsolescence	386	53	118	321
Income Taxes
Valuation Allowance	9,800	0	32	9,768

	Balance 11/01/00	Additions	Deletions	Balance 10/31/01
Fiscal Year Ended 10/31/01
Receivables
Allowance for Doubtful Accounts	125	565	640	50
Inventory
Reserve for Obsolescence	337	49	0	386
Income Taxes
Valuation Allowance	8,700	1,100	0	9,800

	Balance 11/01/99	Additions	Deletions	Balance 10/31/00
Fiscal Year Ended 10/31/00
Receivables
Allowance for Doubtful Accounts	150	10	35	125
Inventory
Reserve for Obsolescence	488	140	291	337
Income Taxes
Valuation Allowance	8,315	385	0	8,700

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

GRANT THORNTON LLP

Vienna, Virginia

November 27, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Germantown, State of Maryland, on April 21, 2003.

MICROLOG CORPORATION

By:	/s/ JOHN C. MEARS
John C. Mears President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ JOHN C. MEARS John C. Mears	President and Chief Executive Officer (Principal Executive Officer)	April 21, 2003

/s/ CHARLES B. FORD JR. Charles B. Ford Jr.	Chief Financial Officer (Principal Accounting Officer)	April 21, 2003

/s/ DAVID M. GISCHE David M. Gische	Chairman of the Board and Director	April 21, 2003

/s/ JOE BROOKMAN Joe Brookman	Director	April 21, 2003

/s/ DAVID B. LEVI David B. Levi	Director	April 21, 2003

/s/ JOE J. LYNN Joe J. Lynn	Director	April 21, 2003

/s/ JOHN J. SICKLER John J. Sickler	Director	April 21, 2003

/s/ RANDALL P. GABORIAULT Randall P. Gaboriault	Director	April 21, 2003

ITEM 2.    OFFICERS’ CERTIFICATION

I, John C. Mears, certify that:

1.	I have reviewed this annual report on Form 10-KA of Microlog Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 21, 2003

/s/ JOHN C. MEARS
John C. Mears President and Chief Executive Officer (Duly Authorized Officer)

I, Charles B. Ford, Jr. , certify that:

1.	I have reviewed this annual report on Form 10-KA of Microlog Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 21, 2003

/s/ CHARLES B. FORD, JR.
Charles B. Ford, Jr. Chief Financial Officer (Principal Accounting Officer)