Form 10QSB
period 2003-04-30
MICROLOG CORP
filed 2003-06-16
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended April 30, 2003

Commission File No. 0-14880

MICROLOG CORPORATION

(Exact name of Registrant as specified in its charter)

VIRGINIA	52-0901291
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

20270 Goldenrod Lane Germantown, Maryland	20876-4070
(Address of principal executive offices)	(Zip Code)

(301) 540-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on June 12, 2003, as reported by the Over the Counter Bulletin Board) was approximately $2,264,538 dollars. The Common Stock is traded over-the-counter. As of June 12, 2003, 7,106,938 shares of the Registrant’s Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

PART I

ITEM 1. FINANCIAL RESULTS

Microlog Corporation

Consolidated Balance Sheets

(In thousands)

	April 30, 2003	October 31, 2002
	(Unauditd)
Assets
Current assets:
Cash and cash equivalents	$286	$558
Receivables, net	917	476
Inventories, net	81	160
Other current assets	71	105

Total current assets	1,355	1,299
Fixed assets, net	286	407
Other assets	53	60

Total assets	1,694	1,766

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of deferred compensation	27	27
Accounts payable	232	292
Accrued compensation and related expenses	308	304
Deferred revenue & other credits	189	418
Convertible subordinated notes payable, net of discount of $33	717	—
Other accrued expenses	325	247

Total current liabilities	1,798	1,288

Convertible subordinated notes payable, net of discount of $0 and $76 Deferred officers’ compensation, net of current portion	— 88	674 99
Other liabilities	18	38

Total liabilities	1,904	2,099

Stockholders’ deficit:
Serial preferred stock, $.01 par value, 1,000,000 shares authorized, no Shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 & 13, 000,000 shares authorized, 7,106,938 and 7,106,938 shares outstanding	77	77
Capital in excess of par value	21,105	21,011
Treasury stock, at cost, 601,870 shares	(1,177)	(1,177)
Accumulated deficit	(20,215)	(20,244)

Total stockholders’ deficit	(210)	(333)

Total liabilities and stockholders’ deficit	$1,694	$1,766

See accompanying notes to consolidated financial statements.

Microlog Corporation

Consolidated Statement of Operations

(In Thousands except for Share Data)

Unaudited

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2003	2002	2003	2002
Revenue
Hardware & software products	$477	$319	$873	$720
Services	802	1,177	1,812	2,303

Total revenue	1,279	1,496	2,685	3,023

Cost of sales
Hardware & software products	131	148	400	328
Services	266	480	539	981

Total cost of sales	397	628	939	1,309

Gross Margin	882	868	1,746	1,714

Sales & marketing expense	286	274	540	528
General & administrative expense	330	310	605	638
Research & development expense	172	175	383	373

	788	759	1,528	1,539

Income from operations	94	110	218	175
Interest expense	(94)	(95)	(189)	(187)
Other income-net	1	2	1	23

Income before taxes	1	17	30	11
Provision for income taxes	—	—	—	—

Net income	$1	$17	$30	$11

Weighted Average Shares Outstanding	7,106,938	7,106,938	7,106,938	7,106,938

Income per share-basic & diluted	$0.01	$0.01	$0.01	$0.01

See accompanying notes to consolidated financial statements.

Microlog Corporation

Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended April 30, 2003	For the Six Months Ended April 30, 2002

Cash flows from operating activities:
Net profit	$30	$11
Adjustments to reconcile net profit to net cash used in operating activities
Depreciation	135	197
Amortization of debt discount	43	43
Accretion of beneficial conversion feature	93	93
Provision for inventory reserves	20	(33)
Change in assets and liabilities
Receivables	(441)	(195)
Inventories	60	98
Other assets	41	41
Accounts payable	(60)	(274)
Accrued compensation and related expenses	2	(97)
Deferred revenue and other credits	(229)	56
Other accrued expenses	63	(100)
Deferred officers’ compensation	(11)	10

Net cash used in operating activities	(254)	(150)

Cash flows from investing activities:
Purchase of fixed assets	(12)	(1)

Net cash used in investing activities	(12)	(1)

Cash flows from financing activities:	(6)	—
Payments on capital lease obligation Proceeds from the issuance of notes payable and warrants	—	300

Net cash provided by financing activities	(6)	300

Cash and cash equivalents:
Net (decrease) increase during the period	(272)	149
Balance at the beginning of the period	558	170

Balance at the end of the period	$286	$319

See accompanying notes to consolidated financial statements.

Microlog Corporation

Notes To Consolidated Financial Statements

April 30, 2003 (Unaudited) and October 31, 2002

Note 1 – General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at April 30, 2003 and October 31, 2002, and the results of their operations and their cash flows for the three month periods ended April 30, 2003 and April 30, 2002. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003.

The significant accounting principles and practices followed by the Company are set forth in the Notes to Consolidated Financial Statements in Microlog Corporation’s Annual Report on Form 10-KA for the year ended October 31, 2002.

Note 2 – Revenue Recognition

The Company recognizes revenue on system sales where software is deemed incidental to the system in accordance with Staff Accounting Bulletin No. 101 issued by the Securities and Exchange Commission. As such, revenue is only recognized after, pursuant to a written agreement, the system has been tested, delivered and installed and has been substantially completed and collection is reasonably assured. In addition, if there should be any remaining obligations, the Company records revenue when the remaining obligations are not essential to the functionality of the delivered system.

The Company recognizes revenue on systems sales where software is significant to the system or from the sale of software licenses which provides the customer the right to the Company’s proprietary software or other software in accordance with Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition”. Consistent with SOP 97-2, revenue is recognized on software when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collectibility is reasonably assured and vendor specific objective evidence exists to allocate the fee to all elements of the arrangement. In addition, revenue is recognized only when the software is considered functional to the user.

Ongoing maintenance contracts, which include software upgrades, are invoiced separately and revenue is earned ratably over the term of the contract. Revenue from implementation, training and other professional services is recognized when the services have been completed.

Note 3 – Employee Stock Options

The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires pro-forma disclosure of compensation expense associated with stock options under the fair value method.

The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net Earnings, as reported	1	17	30	11
Less: Total Stock-Based Compensation
Determined Under the Fair-Value
Based Method	8	90	32	121

Pro-Forma Net (Loss)	(7)	(73)	(2)	(110)

Basic Earnings Per Share as Reported	0.01	0.01	0.01	0.01

Basic Pro-Forma Net (Loss) Per Share	(0.01)	(0.01)	(0.01)	(0.02)

Diluted Earnings Per Share as Reported	0.01	0.01	0.01	0.01

Diluted Pro-Forma Net (Loss) Per Share	(0.01)	(0.01)	(0.01)	(0.02)

Note 4 – Inventories (in thousands)

In April 2003, the Company wrote down inventory to its estimated replacement cost. In prior periods, the Company had established a reserve for obsolescence and has reduced this reserve to zero as of April 30, 2003 in conjunction with this revaluing process.

	April 30, 2003	October 31, 2002
	(Unaudited)
Inventories consist of the following:
Components	$81	$435
Work-in-process and finished goods	0	46

	81	481
Less: reserve for obsolescence	—	(321)

Net Inventory	$81	$160

Note 5 – Fixed Assets (in thousands)

	April 30, 2003	October 31, 2002
	(Unaudited)
Fixed assets consist of the following:
Office furniture and equipment	$2,641	$2,641
Leasehold improvements	183	171

	2,824	2,812
Less: accumulated depreciation and amortization	(2,538)	(2,405)

Net Fixed Assets	$286	$407

Note 6 – Convertible Debt

The Company has convertible promissory notes payable to TFX Equities, Incorporated, its majority shareholder. The company has accrued interest on these notes but has made no payments. As of April 30, 2003, the company owes TFX $137,325 in interest and accrues interest at a rate of 12% per annum. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003 TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates. In exchange for this extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity. The Company accounted for the exchange of the old notes for the new notes as, in substance, an extension of the old notes and as such, no gain or loss was recorded in connection with the exchange. The Company has continued to amortize the beneficial conversion feature, as measured when the debt was initially issued over the term of the debt, which resulted in a charge to interest expense.

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

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. In fiscal 2002 the Company had two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division. The Old Dominion Systems division provided performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. For several years, this division provided a significant source of sales and profits for the company but was significantly downsized during 2001 and 2002. In September 2002, the contract expired, as anticipated, and the Company wound down the division on October 31, 2002. Commencing on November 1, 2002, Microlog Corporation has operated under one division known as the Contact Center Solutions (CCS) division with a continued concentration on developing the uniQue business described above. This line of business represents Microlog’s primary focus and product future. Accordingly, the Company continues to concentrate its resources on developing this division. The charter of this division is to help the Company’s customers serve their customers better through the use of technology in corporate contact centers performing customer relationship management.

Operations

Prior to fiscal 2002, Microlog endured several years of financial losses, which resulted in negative cash flow. The Company’s management restructured its operations and implemented a recovery plan during the second half of fiscal 2001 and all of fiscal 2002. Through these restructuring efforts, the Company generated an operating profit and net income for the year ended October 31, 2002. At the beginning of fiscal 2002, the Company borrowed an additional $300,000 which was provided from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company. To lower its breakeven point for generating cash flow from operations, management took several measures to, in essence, re-start the company in 2003.

During the second quarter of fiscal 2003, the Company further reduced its administrative and operations staff, in order to enable it to grow its sales organization. The Company estimates that it will incur approximately $500,000 in additional sales and marketing expenses during fiscal 2003 by increasing its sales headcount and developing and/or acquiring needed marketing programs necessary to generate new sales. During the second quarter of 2003, the Company incurred approximately $100,000 and will incur the remaining $400,000 in the second half of the year. To partially offset the aforementioned investment in sales and marketing, the Company estimates that it will save approximately $200,000 during the second half of the year due to the aforementioned reduction in its administrative and operations staff. Additionally, the Company recently reconfigured its headquarters office space and has successfully sublet an additional portion of that space. This new sublease will save the Company approximately $50,000 in fiscal 2003 and $52,000 in fiscal 2004. The Company also anticipates improvements in gross margins in fiscal 2003 as its sales mix continues to increase with uniQue licenses, application development and other less costly software solutions. However, there is no assurance that margins will in fact improve, given that unforeseen events or circumstances may arise that might negatively impact margins.

Although the Company’s sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, it began to experience slight increases in uniQue sales during fiscal 2002. uniQue sales for the second quarter ended April 30, 2003 were $335,000 versus $79,000 for the first quarter ended January 31, 2003 and $43,000 for the fourth quarter ended October 31, 2002. The Company has targeted four principal markets for its products and services: Federal and State governments, Health Care, Utilities, and Gaming (e.g., Lottery Boards and Off Track Betting). Management believes these market sectors are relatively well insulated from the negative effects of the current downturn in the United States economy and in fact are growing. During the second quarter, the Company implemented its plan to target its uniQue products at the financial sector. The Company believes its uniQue product line is well suited to meet the growing demand for solutions that integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems in which they have invested heavily.

The table below reflects components of the Company’s Consolidated Statements of Operations as a percentage of revenue.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2003	2002	2003	2002
Sales:
Contact Center Solutions	100.0%	88.5%	100.0%	88.9%
Old Dominion Systems	0.0%	11.5%	0%	11.1%

Total sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	31.0%	42.0%	35.0%	43.3%
Selling, general and administrative	48.1%	39.0%	42.6%	38.6%
Research and development	13.5%	11.7%	14.3%	12.4%

Total costs and expenses	92.6%	92.7%	91.9%	94.3%

Operating Income	7.4%	7.3%	8.1%	5.7%
Interest Expense	(7.4)%	(6.4)%	(7.1)%	(6.2)%
Net Other Income	.1%	.2%	.1%	.8%

Income before income taxes	.1%	1.1%	1.1%	.3%
Benefit (provision) for income taxes	0%	0%	0%	0%

Net Profit	.1%	1.1%	1.1%	.3%

Sales Revenue

Total sales revenue for the three months ended April 30, 2003 was $1.3 million compared to $1.5 million for the same three-month period ended April 30, 2002. For the six months ended April 30, 2003 total sales were $2.7 million versus $3.3 million for the comparable six-month period ended April 30, 2002. The year to year decrease is principally the result of the expiration and conclusion of the contract with the Applied Physics Laboratory of Johns Hopkins University, which was the sole customer of the company’s Old Dominion Systems Division (ODS). Further comparative explanation of sales results by division is provided below.

Cost of Sales and Expenses

Cost of sales was $396,000 or 31.0% of sales for the quarter ended April 30, 2003, compared to $628,000 or 42.0% for the same quarter ended April 2002. Cost of sales for the first half ended April 30, 2003 was $939,000 or 35% of total revenues versus $1.3 million or 43.3% for six months ended April 30, 2002. The favorable decrease is due to lower service costs resulting from a reduction in payroll related expenses in both the CCS and Old Dominion Systems Division. Total period expenses for the three months ended April 30, 2003 were $788,000 or 61.6% of total sales compared to $759,000 (50.7%) for the three month period ended April 30, 2002. For the six month period ended April 30, 2003 total period expenses were $1.5 million or 56.9% of total sales compared to $1.5 million or 51.0% for the same six month period ended April 30, 2002. This increase for the three-month period is a direct result of adding senior sales and executive headcount. The results for the quarter and six months ended April 30, 2003 also include $45,000 of severance costs as the invoked a restructuring plan during April of fiscal year 2003.

Interest Expense

Interest expense for the quarter ended April 30, 2003 was $94,000 versus $95,000 for the same ended April 30, 2002. Interest expense was $189,000 and $187,000 for the six months ended April 30,2003 and April 30, 2002, respectively. The Company owes a series of ten (10) subordinated notes payable that accrue interest at 12 percent per annum, which were executed in the fourth quarter of fiscal 2001 and during the first quarter of fiscal 2002. The notes contain equity conversion features, which include the issuance of detachable warrants. As such, the company has discounted the face value of the notes by the amount of total proceeds allocated to the warrants based on their relative fair value. The discount is amortized to interest expense over the term of the notes. In addition, accretion of the beneficial conversion feature associated with the notes has been charged to interest expense for the three and six month periods ending April 30, 2003.

Net Other Income/Expenses

For the three-month and six-month periods ended April 30, 2003 and April 30, 2002 the Company reported immaterial amounts of other income and expense.

Benefit (Provision for Income Taxes)

For the first half ended April 30, 2003, there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds and has fully reserved for the benefit of tax loss carryforwards. As of April 30, 2003, the company has net operating loss carry forwards for income tax reporting purposes of approximately $22 million, which are available to offset current taxable income and taxes resulting from future taxable income through 2023. If substantial changes in the company’s ownership should occur, use of some or all of the carryforwards could be impacted.

Backlog of future scheduled revenue

As of June 3, 2003, the division had a backlog of new system sales and upgrades totaling $100,000, which is scheduled to be completed during the second quarter ending July 31, 2003. The majority of this business is related to IVR and associated application development. In addition to the above, the division also has an ongoing source of service revenues totaling approximately $220,000 per month from maintenance contracts.

Subsequent Events

On June 3, 2003, the Company announced that it was awarded a multi-million dollar award from the Department of Defense (DoD) Military Health System to install an automated pharmacy prescription refill and reminder system. The total solution with options amounts to $10.6 million over the next five years.

On June 9, 2003, the Company received notice from DoD that a competitor has filed a formal protest with the General Accounting Office per federal regulations, which is to be decided within 100 days from the filing. The Company is cooperating fully with the government’s defense of the award.

Of the total award, approximately $345,000 was to be completed for the quarter ending July 31, 2003. As a result of the delay, the Company has not included this estimated revenue in the aforementioned section entitled “backlog of future scheduled revenue.”

Old Dominion Systems Division

The contract with this division’s sole customer, the Applied Physics Laboratory of Johns Hopkins University, expired in the fourth quarter of fiscal 2002 and as such, there has been no revenue and/or costs for the three month and six month periods ended April 30 2003. Comparatively, sales for the three and six month periods ended April 30, 2002 were $172,000 and $334,000 respectively. Cost of sales for the same reported periods was $97,000 and $224,000 respectively. As this division is closed, the Company is concentrating on the ongoing development and growth of its core business, the Contact Center Solutions Division

Contact Center Solution Division:

Sales

Sales for the Contact Center Solutions Division for the three months ended April 30, 2003 were $1.28 million, which represented a 3.0% decrease compared to $1.32 million for the same quarter, ended April 30, 2002. Product sales increased by $158,000 but were offset by a decrease in services of $203,000. The decrease in service orders was represented by two orders in April 2002, containing higher than normal service components. For the six months ended April 2003, sales for the division were $2.7 million versus $2.7 million for the same six-month period ended April 30, 2002.

Cost of Sales and Expenses

Cost of sales for the Contact Center Solutions division for the three months ended April 2003 was $396,000 or 31.0% of CCS revenue compared to $531,000 or 40.1% of CCS revenue for the three months ended April 30, 2002. These costs are reported as two distinct lines of business: cost of services and hardware/software product costs. The cost of services for the three months ended April 30, 2003, was $266,000 or 33.0% of service revenue compared to $421,000 or 41.9% of service revenue for the comparative three months ended April 30, 2002. Cost of sales for the first half ended April 30, 2003 was $939,000 or 35% of CCS sales versus $1.1 million or 40.4% for the comparable six-month period ended April 30, 2002. The year to year reduction in cost is the result of lower payroll costs for the services line of business.

Hardware/software product costs for the three months ended April 30, 2003 were $131,000 or 27.5% of product revenue compared to $109,000 or 34.2% for the three month period ended April 30, 2002. This reduction in costs was due to the mix of hardware/software whereby a large number of the orders included a greater percentage of less expensive software components. For the six months ended April 30, 2003, product costs totaled $400,000 or 45.9% of CCS sales versus $328,000 (45.5%) of CCS sales for the same six-month period ended April 30, 2002. The slight increase for the six-month period was attributable to one significant hardware order recognized in Q1 which contributed a gross margin of 35%.

For the three months ended April 30, 2003, selling, general & administrative expenses were $616,000 or 48.2% of CCS revenue compared to $564,000 or 42.6% for the same three month period ended April 30, 2002. The increase is due to the addition of executive management and senior sales headcount. Furthermore, as stated above, the company recorded expenses of approximately $45,000 associated with its restructuring efforts. As an offset to these increases, the company’s fixed assets are nearing the end of their useful lives; thus depreciation expense has begun to decline. Selling, general & administrative expenses for the six month period ended April 30, 2003 were approximately $1.1 million or 42.6% of CCS sales versus $1.2 million or 43.2% of CCS sales for the same six months ended April 30, 2002.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. For the three months ended April 30, 2003, research and development expenses were $172,300 or 13.5% of total CCS revenue versus $175,000 or 13.2% of CCS sales, for the comparable three month period ended April 30, 2002. The slight decline for the quarter was due to headcount attrition. For the six months ended April 30, 2003, R&D expenses were $383,000, 14.3% of CCS sales versus $373,000 or 13.9% of CCS sales for the six months ended April 30, 2002. During the first quarter of fiscal 2003, the Company added R&D personnel, thus resulting in an increase for the six-month period ended April 30, 2003. These individuals subsequently left the company in the second quarter.

Liquidity and Capital Resources

The company has a working capital deficit of $442,000 as of April 30, 2003, compared to working capital of $11,000 as of October 31, 2002. The subordinate convertible promissory notes are due on November 1, 2003 and are therefore being presented on our balance sheet as current liabilities as of April 30, 2003. As of October 31, 2002, these notes were still considered to be long- term liabilities.

Cash and cash equivalents were $286,000 as of April 30, 2003 compared to $558,000 as of October 31, 2002. The decrease in cash has primarily been due to the payment to a significant vendor. These payments had been deferred as a result of extended payments terms that were pre-negotiated with said vendor. Accounts receivable was $917,000 as of April 30, 2003 compared to $476,000 on October 31, 2002. The significant increase is attributable to two large orders which were billed at the end of April. Work in process inventory decreased by approximately $30,000 as projects were completed during the quarter. In addition, the company revalued its inventory during the quarter, which resulted in an additional reduction of approximately $23,000. During the second quarter, prepaid expenses decreased by approximately $52,000 which was a result of the normal amortization of prepaid maintenance, taxes and insurance.

Accounts payable and accrued expenses decreased by approximately $200,000. As indicated above, the company made a significant, planned payment to a primary vendor for which it had pre-negotiated extended payment terms. Customer deposits decreased by $112,000 during the second quarter as the projects for which these deposits were related, were completed and recognized as revenue. Deferred revenue decreased by $34,000 as the Company changed its billing cycle for the lessee of its office space. The carrying value of the debenture notes payable increased by $22,000 due to the monthly amortization of the note discount.

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

The Company has accrued interest on these notes but has not paid the interest to the holder, TFX Equities Incorporated, its majority shareholder. As of April 30, 2003, the company owes TFX $137,325 in interest and accrues interest at a rate of 12% per annum, which equates to approximately $7,500 per month. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003, TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates. In exchange for this extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity. In the event the Company is unable to pay off the debt by November 1, 2003, it will negotiate to extend the due date or attempt to borrow funds from a third party in order to fulfill its obligation.

As previously mentioned in the Operations section above, as the company grows, it expects to incur ongoing expenses to fund its sales and marketing efforts and estimates that it will spend approximately $400,000 during the remaining six months of the fiscal year. Management anticipates paying for these expenditures with cash flow from operations. Management has no other plans to commit the company for significant capital expenditures in fiscal 2003. In order to do this, the Company must continue to fill its sales pipeline and be able to consistently generate new business. Management will continue to implement necessary cost cutting measures in an effort to offset its anticipated sales and marketing costs and preserve its cash flow. Additionally, if necessary, the company may seek to obtain additional growth capital through additional debt and /or equity financing.

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

MICROLOG CORPORATION

By:

/s/ W. JOSEPH BROOKMAN
W. Joseph Brookman President and Chief Executive Officer (Duly Authorized Officer)

/s/ CHARLES B. FORD, JR.
Charles B. Ford, Jr. Chief Financial Officer (Principal Accounting Officer)

ITEM 2. OFFICERS’ CERTIFICATION

I, W. Joseph Brookman, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Microlog Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 14, 2003

/s/ W. JOSEPH BROOKMAN
W. Joseph Brookman President and Chief Executive Officer (Duly Authorized Officer)

I, Charles B. Ford Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Microlog Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 14, 2003

/s/ CHARLES B. FORD JR.
Charles B. Ford Jr. Chief Financial Officer (Duly Authorized Officer)