Form 10QSB
period 2003-07-31
MICROLOG CORP
filed 2003-09-15
CIK 792094

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended July 31, 2003	Commission File No. 0-14880

MICROLOG CORPORATION
(Exact name of Registrant as specified in its charter)

VIRGINIA	52-0901291
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

20270 Goldenrod Lane	20876-4070
Germantown, Maryland	(Zip Code)
(Address of principal executive offices)

(301) 540-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on September 5, 2003, as reported by the Over the Counter Bulletin Board) was approximately $2,363,944 dollars. The Common Stock is traded over-the-counter. As of September 5, 2003, 7,126,938 shares of the Registrant’s Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

Table of Contents

			Page

Part I.	Item 1.	Financial Results
		Consolidated Balance Sheets as of July 31, 2003 and October 31, 2002	1

		Consolidated Statements of Operations for the three months and nine months Ended July 31, 2003 and July 31, 2002	2

		Consolidated Statements of Cash Flows for the nine months ended July 31, 2003 and July 31, 2002	3

		Notes to Consolidated Financial Statements	4-5

	Item 2.	Management’s Discussion and Analysis of Financial

		Condition and Results of Operations	6-11

	Item 3.	Controls and Procedures	12

Part II.	Other Information		12

	Item 1.	Exhibits and Reports on Form 8-K	12

		Signatures	12

	Item 2.	Officers’ Certifications

		Exhibit 31	13-14

		Exhibit 32	15

PART I

ITEM 1.    FINANCIAL RESULTS

Microlog Corporation
Consolidated Balance Sheets
(In thousands)

	(Unaudited)

	July 31,	October 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$403	$558
Receivables, net	863	476
Inventories, net	91	160
Other current assets	48	105

Total current assets	1,405	1,299
Fixed assets, net	241	407
Other assets	53	60

Total assets	1,699	1,766

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of deferred compensation	27	27
Accounts payable	396	292
Accrued compensation and related expenses	225	304
Deferred revenue & other credits	269	418
Convertible subordinated notes payable, net of discount of $11	739	—
Other accrued expenses	302	247

Total current liabilities	1,958	1,288

Convertible subordinated notes payable, net of discount $76	—	674
Deferred officers’ compensation, net of current portion	84	99
Other liabilities	15	38

Total liabilities	2,057	2,099

Stockholders’ deficit:
Serial preferred stock, $.01 par value, 1,000,000 shares authorized, no Shares issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 and 13,000,000 shares authorized, 7,126,938 and 7,106,938 shares outstanding	77	77
Capital in excess of par value	21,156	21,011
Treasury stock, at cost, 601,870 shares	(1,177)	(1,177)
Accumulated deficit	(20,414)	(20,244)

Total stockholders’ deficit	(358)	(333)

Total liabilities and stockholders’ deficit	$1,699	$1,766

See accompanying notes to consolidated financial statements.

Microlog Corporation
Consolidated Statement of Operations
(In Thousands except for Share Data)
Unaudited

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

Revenue
Hardware & software products	$446	$525	$1,270	$1,246
Services	752	969	2,613	3,271
Total revenue	1,198	1,494	3,883	4,517

Cost of sales
Hardware & software products	224	175	624	503
Services	215	478	753	1,459

Total cost of sales	439	653	1,377	1,962

Gross Margin	759	841	2,506	2,555

Sales & marketing expense	427	231	967	759
General & administrative expense	330	300	935	938
Research & development expense	107	218	490	591

	864	749	2,392	2,288

(Loss) income from operations	(105)	92	114	267
Interest expense	(95)	(94)	(284)	(281)
Other income-net	1	4	1	27

(Loss) income before taxes	(199)	2	(169)	13
Provision for income taxes	—	—	—	—

Net (loss) income	$(199)	$2	$(169)	$13

Weighted Average Shares Outstanding	7,110,271	7,106,938	7,108,049	7,106,938

Income per share-basic & diluted	$(0.03)	$0.00	$(0.02)	$0.00

See accompanying notes to consolidated financial statements.

Microlog Corporation
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	July 31, 2003	July 31, 2002

Cash flows from operating activities:

Net (loss) income	$(169)	$13
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	187	284
Amortization of debt discount	65	65
Accretion of beneficial conversion feature	141	141
Provision for inventory reserves	0	(42)
Change in assets and liabilities
Receivables	(387)	(516)
Inventories	69	98
Other assets	63	58
Accounts payable	104	(195)
Accrued compensation and related expenses	(79)	(162)
Deferred revenue and other credits	(125)	71
Other accrued expenses	19	(37)
Deferred officers’ compensation	(15)	5

Net cash used in operating activities	(127)	(217)

Cash flows from investing activities:
Purchase of fixed assets	(19)	(9)

Net cash used in investing activities	(19)	(9)

Cash flows from financing activities:		—

Payments on capital lease obligation		—
Proceeds from the issuance of notes payable and warrants	(9)	300

Net cash (used) provided by financing activities	(9)	300

Cash and cash equivalents:
Net (decrease) increase during the period	(155)	74
Balance at the beginning of the period	558	170

Balance at the end of the period	$403	$244

See accompanying notes to consolidated financial statements.

Microlog Corporation
Notes To Consolidated Financial Statements
July 31, 2003 (Unaudited) and October 31, 2002

Note 1 – General
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Microlog Corporation and its subsidiaries at July 31, 2003 and October 31, 2002, and the results of their operations and their cash flows for the nine month periods ended July 31, 2003 and July 31, 2002. The results of operations presented are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003.

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

Ongoing maintenance contracts, which include software upgrades, are priced and billed separately and revenue is earned ratably over the term of the contract. Revenue from implementation, training and other professional services is recognized when the services have been completed.

Note 3- Employee Stock Options
The Company accounts for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and accordingly associated compensation expense, if any, is measured as the excess of the underlying stock price over the exercise price on the date of grant. The Company complies with the disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” which requires a pro-forma disclosure of compensation expense associated with stock options under the fair value method. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2003	2002	2003	2002

Net Earnings, as reported	(199)	2	(169)	13
Intrinsic Method	—	—	—	—
Less: Total Stock-Based Compensation
Determined Under the Fair-Value
Based Method	15	16	42	86

Pro-Forma Net (Loss)	(214)	(14)	(211)	(73)

Basic Earnings Per Share as Reported	(0.03)	0.00	(0.02)	0.00

Basic Pro-Forma Net (Loss) Per Share	(0.03)	(0.00)	(0.03)	(0.01)

Diluted Earnings Per Share as Reported	(0.03)	0.00	(0.02)	0.00

Diluted Pro-Forma Net (Loss) Per Share	(0.03)	(0.00)	(0.03)	(0.01)

Note 4 – Inventories (in thousands)

In April 2003, the Company wrote down inventory to its estimated replacement cost. In prior periods, the Company had established a reserve for obsolescence. Due to the aforementioned write down, management reduced this reserve to zero as of April 30, 2003 in conjunction with this revaluing process. The Company has not re-established a reserve for obsolescence as of July 31, 2003 as it believes the adjusted carrying value of remaining inventories is fully realizable.

	(Unaudited)
	July 31,	October 31,
Inventories consist of the following:	2003	2002

Components	$91	$435
Work-in-process and finished goods	0	46

	91	481
Less: reserve for obsolescence	—	(321)

Net Inventory	$91	$160

Note 5 — Fixed Assets (in thousands)

	(Unaudited)
Fixed assets consist of the following:	July 31,	October 31,
	2003	2002

Office furniture and equipment	$2,647	$2,641
Leasehold improvements	184	171

	2,831	2,812
Less: accumulated depreciation and amortization	(2,590)	(2,405)

Net Fixed Assets	$241	$407

Note 6 – Convertible Debt

The Company has convertible promissory notes payable to TFX Equities, Incorporated, its majority shareholder. The company has accrued interest on these notes but has made no payments. As of July 31, 2003, the company owes TFX $159,825 in interest and accrues interest at a rate of 12% per annum. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003 TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates. In exchange for this extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity. The Company accounted for the exchange of the old notes for the new notes as, in substance, an extension of the old notes and as such, no gain or loss was recorded in connection with the exchange. The Company has continued to amortize the beneficial conversion feature, as measured when the debt was initially issued over the term of the debt, which resulted in a charge to interest expense. The Company continues to consider its alternatives with respect to its meeting the obligations under these notes, including obtaining alternative sources of financing. No assurances can be given at this time that the Company would be successful in obtaining other sources of financing should its current resources not be sufficient to repay the notes.

Note 7 – Related Party Transaction

Included in revenue for the three and nine month periods ended July 31, 2003, is $282,000 in sales to Teleflex Medical, Inc, a division of TFX Equities, Incorporated, which is a significant shareholder of Microlog and considered to be a related party. This amount is included in accounts receivable as of July 31, 2003.

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

General

Microlog Corporation is a technology company that provides communications solutions for customer service. These solutions help businesses better serve their customers, compete more effectively and deliver positive impact to bottom-line business performance. The company has been delivering communications solutions to government and industry for nearly 20 years with applications installed worldwide. Historically, Microlog has been a systems integration and custom applications builder. Management is transforming the firm to a packaged software solution provider that will leverage the company’s past customer successes within its rich installed application base, core competencies, and proven market presence in customer service. Packaged solutions are repeatable, simpler to implement, easier to manage, offer higher margins, and lower the cost of sales. Packaged solutions additionally provide Microlog greater leverage through partners to reach customers in its target markets. Microlog is focused on federal government, state and local government, healthcare and homeland security. Microlog solutions, however, can benefit all market segments and organizations that desire high-quality, cost-effective communications for customer service.

Microlog helps its clients compete on service through its ServiceFirstTM products, services and solutions. ServiceFirst enables businesses to communicate with customers – wherever they are, whenever they want – with any technique they desire. They are designed to make communications interactive and easy to use, adapt to existing infrastructure for investment protection, and deliver positive impact to bottom-line performance.

The ServiceFirst Contact Management Solution is comprised of our ServiceFirst Foundation, Connections and Integration products and is complemented with Support, Consulting and Education offerings. ServiceFirst Foundation forms the backbone of the contact management solution and unifies servicing and managing customer interactions through a single platform regardless of the way a customer communicates with a business. Foundation is augmented with ServiceFirst Connections, which provides support for a wide range of communications media for self-service and live interaction over the telephone (using telephone key pad or natural speech), the web (chat, collaboration, call back, bulletin board), e-mail, FAX and solutions for the hearing impaired (TDD). ServiceFirst products easily adapt to existing infrastructure and applications through our Integration products and Consulting services. These products and services allow ServiceFirst to easily integrate with legacy databases and CRM applications, PBX or ACD switches, Web sites, IVR and E-mail/fax servers, and allow ServiceFirst Foundation to provide a unified operational view of customer interactions across diverse systems and contact types preserving existing investments.

Microlog has built repeatable solution capability — using ServiceFirst products — for several applications in its target markets. In healthcare, Microlog offers APRS (Automated Prescription Refill Solution) for both commercial and government pharmacy operations, PAS (Patient Appointment Solution) for hospitals, medical centers and private physician groups, and ETAS (Emergency Telephone Alert Solution) that provides efficient emergency communications for both public and private sector customers. All of these solutions, built from the company’s existing installed base and market leadership, are complemented with Support, Consulting and Education offerings.

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Through fiscal 2002 the Company had two major subdivisions: the Contact Center Solutions division and the Old Dominion Systems division. The Old Dominion Systems division provided performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. For several years, this division provided a significant source of sales and profits for the company, but was significantly downsized during 2001 and 2002. In September 2002, the contract expired, as anticipated, and the Company wound down the division on October 31, 2002. Commencing on November 1, 2002, Microlog Corporation has operated under one division known as the Contact Center Solutions (CCS) division with a continued concentration on developing this business as described above. This line of business represents Microlog’s primary focus and product future.

Operations

Prior to fiscal 2002, Microlog endured several years of financial losses, which resulted in negative cash flow. The Company’s management restructured its operations and implemented a recovery plan during the second half of fiscal 2001 and all of fiscal 2002. Through these restructuring efforts, the Company generated an operating profit and net income for the year ended October 31, 2002. At the beginning of fiscal 2002, the Company borrowed an additional $300,000 that was provided from Convertible Subordinate Notes made available to the Company by a major shareholder who also has representation on the Board of Directors of the Company. To lower its breakeven point for generating cash flow from operations, management took several measures to, in essence, re-start the company in 2003.

During the second quarter of fiscal 2003, the Company further reduced its administrative and operations staff, in order to enable it to increase its investment in sales and marketing. The Company estimates that it will incur approximately $530,000 in additional sales and marketing expenses during fiscal 2003 as a result of increasing its sales headcount and developing and/or acquiring needed marketing programs that are necessary to generate new sales. During the second and third quarters of 2003, the Company incurred approximately $230,000 and it anticipates spending an additional $300,000 in the fourth quarter of the year. To partially offset the aforementioned investment in sales and marketing, the Company estimates that it will save approximately $200,000 during the second half of the year due to the aforementioned reduction in its administrative and operations staff. Additionally, the Company recently reconfigured its headquarters office space and has successfully sublet an additional portion of that space. This new sublease will save the Company approximately $50,000 in fiscal 2003 and $52,000 in fiscal 2004. The Company also anticipates improvements in gross margins in fiscal 2003 as the uniQue sales mix increases with greater sales of uniQue software licenses, application development and other less costly software solutions. However, there is no assurance that margins will in fact improve, given that unforeseen events or circumstances may arise that might negatively impact margins. Additionally, the Company may offer additional sales discounts and/or pricing concessions on its products and services in order to increase sales volume and develop future business relationships with key customers.

Although the Company’s sales cycle has increased in recent years from approximately six to seven months to as much as ten months to a year, it began to experience slight increases in uniQue sales during fiscal 2002. uniQue sales for the third quarter ended July 31, 2003 were approximately $170,000 versus $335,000 for the quarter ended April 30, 2003 and $79,000 for the first quarter ended January 31, 2003. The Company has targeted four principal markets for its products and services: Federal, State and Local Governments, Health Care, Homeland Security, and Gaming (e.g., Lottery Boards and Off Track Betting). The Company believes its uniQue product line is well suited to meet the growing demand for solutions that integrate information from multiple existing platforms and databases, mitigating the need for potential customers to abandon legacy systems in which they have invested heavily.

The table below reflects components of the Company’s Consolidated Statements of Operations as a percentage of revenue.

	For the Three		For the Nine
	Months Ended		Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Sales:
Contact Center Solutions	100.0%	90.7%	100.0%	89.5%
Old Dominion Systems	0.0%	9.3%	0.0%	10.5%

Total sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	36.6%	43.7%	35.5%	43.4%
Selling, general and administrative	63.1%	35.6%	49.0%	37.6%
Research and development	9.0%	14.6%	12.6%	13.1%

Total costs and expenses	108.7%	93.9%	97.1%	94.1%

Operating Income	(8.7)%	6.1%	2.9%	5.9%
Interest Expense	(7.9)%	(6.3)%	(7.3)%	(6.2)%
Net Other Income	0.0%	0.3%	0.0%	0.6%

Income before income taxes	(16.6)%	0.1%	(4.4)%	0.3%

Benefit (provision) for income taxes	0.0%	0.0%	0.0%	0.0%

Net Profit	(16.6)%	0.1%	(4.4)%	0.3%

Sales Revenue

Total sales revenue for the three months ended July 31, 2003 was $1.2 million compared to $1.5 million for the same three-month period ended July 31, 2002. For the nine months ended July 31, 2003 total sales were $3.9 million versus $4.5 million for the comparable nine months ended July 31,2002. The year-to-year decrease is principally the result of the expiration and conclusion of the contract with the Applied Physics Laboratory of Johns Hopkins University, which contributed $475,000 in sales for the nine months ended July 31, 2002. Further comparative explanation of sales results by division is provided below.

Cost of Sales and Expenses

Cost of sales was $439,000 or 36.6% of sales for the quarter ended July 31, 2003, compared to $653,000 or 43.7% for the same three month period ended July 31, 2002. For the nine-month period ended July 31, 2003, cost of sales was $1.4 million or 35.5% of total revenues versus $2.0 million or 43.4% for nine months ended July 31, 2002. The year over year favorable decrease for both the three and nine month periods was due to lower service costs resulting from a reduction in payroll related expenses and the elimination of costs associated with the Old Dominion Systems Division upon the conclusion of the contract with the Johns Hopkins Applied Physics Laboratory at the end of the fiscal year ended October 31, 2002. Total period expenses for the three months ended July 31, 2003 were $864,000 or 72.1% of total sales compared to $750,000 (50.2%) for the three month period ended July 31, 2002. For the nine months ended July 31, 2003, total period expenses were $2.4 million or 61.6% of total sales compared to $2.3 million or 50.7%, for the same nine month period ended July 31, 2002. This increase for both the three and nine month periods was a result of adding senior sales and executive headcount as well as, increasing marketing expenses.

Interest Expense

Interest expense for the comparable quarters ended July 31, 2003 and July 31, 2002 was $95,000 respectively. Interest expense was $284,000 and $281,000 for the nine months ended July 31, 2003 and July 31, 2002 respectively. The Company owes a series of ten (10) subordinated notes payable that accrue interest at 12 percent per annum, which were executed in the fourth quarter of fiscal 2001 and during the first quarter of fiscal 2002. The notes contain equity conversion features, which include the issuance of detachable warrants. As such, the company has discounted the face value of the notes by the amount of total proceeds allocated to the warrants based on their relative fair value. The discount is amortized to interest expense over the term of the notes. In addition, accretion of the beneficial conversion feature associated with the notes has been charged to interest expense for the three and nine month periods ending July 31, 2003.

Net Other Income/Expenses

For the three month and nine month periods ended July 31, 2003 and July 31, 2002 the Company reported immaterial amounts of other income and expense.

Benefit (Provision for Income Taxes)

For the nine months ended July 31, 2003, there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds and has fully reserved for the benefit of tax loss carry forwards. As of July 31, 2003, the company has net operating loss carry forwards for income tax reporting purposes of approximately $22 million, which are available to offset current taxable income and taxes resulting from future taxable income through 2023. If substantial changes in the company’s ownership should occur, use of some or all of the carry forwards could be impacted.

Backlog of future scheduled revenue

As of September 1, 2003, the Company had a backlog of new system sales and upgrades of approximately $340,000, which is scheduled to be completed during the fourth quarter ending October 31, 2003. The majority of this business is related to IVR and uniQue product sales to a specific dealer of Microlog products. In addition to the above, the division also has an ongoing source of service revenue totaling approximately $200,000 per month from maintenance contracts.

Other Significant Events:

In June, the Company announced the award of the DoD Military Health Systems project for $10.6 million over five years. In June the Company also announced that the award was being protested. Before the protest was adjudicated, the government decided to modify its requirements and reopen the competition between the finalists. The Company has a strong proposal, and management believes it is very competitive.

The Company has not included any estimated revenue for this project in the aforementioned section entitled “Backlog of future scheduled revenue.”

Old Dominion Systems Division

The contract with this division’s sole customer, the Applied Physics Laboratory of Johns Hopkins University, expired in the fourth quarter of fiscal 2002 and as such, there has been no revenue and/or costs for the three-month and nine-month periods ended July 31, 2003. Comparatively, sales for the three and nine month periods ended July 31, 2002 were $139,000 and $473,000 respectively. Cost of sales for the same reported periods was $80,000 and $304,000 respectively.

Contact Center Solution Division:

Sales

Sales for the Contact Center Solutions Division for the three months ended July 31, 2003 were $1.2 million compared to $1.4 million for the same quarter, ended July 31, 2002. Included in the $1.2 million of sales for the three months ended July 31, 2003 was $282,000 from a sale to Teleflex Medical Inc, a division of TFX Equities, Incorporated, who is a significant shareholder of Microlog and considered to be a related party. Product and services sales were $446,000 and $752,000 respectively for the three months ended July 31, 2003, compared to $525,000 and $830,000 respectively for the comparable three months ended July 31, 2002. Bookings of new systems were delayed until the latter part of the quarter and as such, several orders were not ready for delivery. The completion of several of these orders has been delayed until the next quarter, which resulted in a decline in product sales for the third quarter, ended July 31, 2003. Service revenue declined slightly in the third quarter of fiscal 2003, as maintenance services with respect to older systems were discontinued and removed from service. This resulted in a reduction of maintenance revenue of approximately $78,000 for the quarter ended July 31, 2003. For the nine-month period ended July 31, 2003, product sales were $1.3 million compared to $1.2 million for the same nine months ended July 31, 2002. The slight year over year increase was due to a significant hardware order, which was delivered, in the first quarter. Service revenues for the nine months ended July 31, 2003 were $2.6 million compared to $2.7 million for the comparable nine months ended July 31, 2002. As indicated above, maintenance revenues associated with older systems declined in the third quarter of fiscal 2003, as these systems were removed from service and not replaced.

Cost of Sales and Expenses

Cost of sales for the Contact Center Solutions division for the three months ended July 31, 2003 was $439,000 or 36.6% of CCS revenue compared to $573,000 or 42.3% of CCS revenue for the three months ended July 31,2002. These costs are reported as two distinct lines of business: cost of services and hardware/software product costs. The cost of services for the three months ended July 31, 2003, was $215,000 or 28.5% of service revenue compared to $398,000 or 47.9% of service revenue for the comparative three months ended July 31, 2002. The significant reduction was due to a year over year reduction in payroll related and travel expenses. The cost of services for the nine months ended July 31, 2003 were $753,000 or 28.8% of services revenue versus $1.2 million or 42.9% of services revenue for the same nine-month period ended July 31, 2002. The reduction in costs is due primarily to reduced headcount and other related costs.

Product costs for the three months ended July 31, 2003 were $224,000 or 50.2% of Product sales compared to $175,000 or 33.3% for the comparable three-month period ended July 31, 2002. Although product costs have begun to decline, the cost of sales percentage has increased due to larger sales discounts on several significant orders. For the nine months ended July 31, 2003 and July 31, 2002, direct product costs were $624,000, 49.1% of products sales and $503,000, 40.4% of product sales respectively. As mentioned above, deeper sales discounts have contributed to the overall increase in cost as a percentage of sales.

For the three months ended July 31, 2003, selling, general & administrative expenses were $756,000 or 63.1% of CCS revenue compared to $532,000 or 39.2% for the same three month period ended July 31, 2002. The increase is due to the addition of senior sales headcount and additional marketing expenses. Selling, general & administrative expenses for the nine-month period ended July 31, 2003 were approximately $1.9 million or 49.0% of CCS sales versus $1.7 million or 41.9% of CCS sales for the same nine months ended July 31, 2002.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. Research & Development costs have declined year over year primarily due to the reduction in headcount. For the three months ended July 31, 2003, research and development expenses were $107,000 or 9.0% of total CCS revenue versus $218,000 or 16.0% of CCS sales, for the comparable three month period ended July 31, 2002. For the nine months ended July 31, 2003, R&D expenses were $490,000, 12.6% of CCS sales versus $591,000 or 13.1% of CCS sales for the nine months ended July 31, 2002.

Liquidity and Capital Resources

As of July 31, 2003, the Company has a working capital deficit of $553,000, compared to working capital of $11,000 as of October 31, 2002. The most significant change in working capital pertains to the reporting of subordinate convertible promissory notes in the amount of $740,000 as of July 31, 2003. These notes mature on November 1, 2003. As of October 31, 2002, these notes were still considered to be long-term liabilities. Additionally, the Company has accrued interest on the notes in the amount of approximately $160,000.

Cash and cash equivalents were $403,000 as of July 31, 2003 compared to $558,000 as of October 31, 2002. The decrease in the end of month cash balance is due to significant orders not being completed, until the end of the quarterly billing cycle. As such, billings were delayed until the latter part of the month. Correspondingly, accounts receivable as of July 31, 2003 were $863,000 versus $476,000, as of October 31, 2002. Included in total accounts receivable as of July 31, 2003 were $282,000 from a July sale to Teleflex Medical, Inc, a division of TFX Equities, Incorporated, who is a significant shareholder of Microlog and considered to be a related party. Net inventory as of July 31, 2003 was $91,000 compared to $160,000 as of October 31, 2002. In the second quarter of fiscal 2003, the Company wrote down its obsolete inventory to it net realizable value. Additionally, work in process inventory of $46,000 as of October 31, 2002 was reduced to zero as projects were completed during the nine months ended July 31, 2003. For the nine months ended July 31,2003, prepaid expenses decreased by approximately $56,000 which was a result of the normal amortization of prepaid licenses, maintenance, taxes and insurance.

As indicated above, the subordinate debenture notes payable was reported as a long-term liability as of October 31, 2002. As of July 31, 2003, this liability is considered a current liability and therefore, has reduced working capital by approximately $739,000. The Company continues to consider its alternatives with respect to its meeting the obligations under these notes, including obtaining alternative sources of financing. No assurances can be given at this time that the Company would be successful in obtaining other sources of financing should its current resources not be sufficient to repay the notes. The details of the note payable are further explained in a subsequent paragraph of this section. Accounts payable, including accrued payables, increased approximately $100,000. As of July 31, 2003, several significant vendor invoices were recorded pertaining to July bookings. Additionally, the Company has accrued an additional $68,000 in interest pertaining to the subordinate debenture note payable. Customer deposits decreased by $15,000 as the projects for which these deposits were completed and recognized as revenue. Deferred revenue decreased by $125,000 as the Company changed its billing cycle from quarterly to monthly for a significant customer. Accrued compensation expenses have decreased by approximately $80,000 during fiscal 2003 largely due to the Company modifying its health insurance plan. In November 2002, the Company changed from being self-insured to a conventionally funded plan. The Company continued to maintain an ongoing liability for future claims during a pre-defined run out period which expired at the end of April 2003. As of July 31, 2003, all health and medical claims pertaining to the self insured plan have been paid and as such, the Company no longer carries a liability for future medical claims pertaining to this plan coverage.

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

The Company has accrued interest on these notes but has not paid the interest to the holder, TFX Equities Incorporated, its majority shareholder. As of July 31, 2003, the company owes TFX $159,825 in interest and accrues interest at a rate of 12% per annum, which equates to approximately $7,500 per month. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003, TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates. In exchange for this extension of the due date, TFX has been granted a concomitant extension of the right to convert the debt to equity. In the event the Company is unable to pay off the debt by November 1, 2003, it will negotiate to extend the due date or attempt to borrow funds from a third party in order to fulfill its obligation.

As previously mentioned in the Operations section above, as the company grows, it expects to incur ongoing expenses to fund its sales and marketing efforts and estimates that it will spend approximately $350,000 during the remaining three months of the fiscal year. Management anticipates paying for these expenditures with cash flow from operations. Management has no other plans to commit the company for significant capital expenditures in fiscal 2003. In order to do this, the Company must continue to fill its sales pipeline and be able to consistently generate new business. Management will continue to implement necessary cost cutting measures in an effort to offset its anticipated sales and marketing costs and preserve its cash flow. Additionally, if necessary, the company may seek to obtain additional growth capital through additional debt and /or equity financing.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Microlog, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

Changes in internal control over financial reporting

     During the third fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.

On June 2, 2003, the Company filed a proxy statement in connection with the solicitation of proxies by the board of directors of Microlog for use at the Company’s 2003 annual meeting of its shareholders. On July 14, 2003, the Company held its 2003 annual meeting of shareholders. There were 7,106,938 shares of common stock outstanding as of the date of record and entitled to vote at the 2003 annual meeting. The following sets forth the proposed resolution and the results of the voting by the shareholders.

Proposal:	To elect three nominees to serve as Directors of the Company for a three year term.

The shareholders approved a proposal to elect each of the following three nominees to the Company’s board of directors. The tabulation of the votes on this proposal was as follows:

Nominee.........	For	Withheld

W. Joseph Brookman	6,682,602	35,801
Thomas E. Stine	6,690,652	27,751
John C. Mears	6,690,902	27,501

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