Form 10KSB
period 2003-10-31
MICROLOG CORP
filed 2004-01-30
CIK 792094

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

Commission File No.  0-14880

MICROLOG CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	52-0901291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

   20270 Goldenrod Lane, Germantown, Maryland 20876-4070

                                    (Address of principal executive offices)                                  (Zip Code)

(301) 540-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB( )

The aggregate market value of shares of Common Stock held by non-affiliates (based on the last reported sale price of the Common Stock on January 28, 2004, as reported by the Over the Counter Bulletin Board) was approximately $1,116,893. The Common Stock is traded over-the-counter. As of January 28, 2004, 7,134,238 shares of the Registrant's Common Stock were outstanding of which 2,666,667 shares were held by affiliates.

Cautionary Note Regarding Forward-Looking Statements

This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, forecasted trends relating to the Company's industry, the Company's ability to realize anticipated cost savings and similar matters are forward-looking statements. These statements can sometimes be identified by the use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “believe” or “intend.” The Company cannot promise you that its expectations in such forward-looking statements will turn out to be correct. Some important factors that could cause the Company's actual results to be materially different from its expectations include those discussed under the caption “Factors That May Affect Future Results of Operations.”

ii

PART I

ITEM 1. BUSINESS

General

Microlog Corporation is a vertically focused technology company that provides communications solutions for customer service. These solutions help businesses better serve their customers, compete more effectively and deliver positive impact to bottom-line business performance. The company has been delivering communications solutions to government and industry for nearly 25 years with applications installed worldwide.

Microlog, a Virginia corporation, headquartered in Germantown, Maryland, was organized in 1969. Unless the context otherwise requires, references in this report to “Microlog” or the “Company” are to Microlog Corporation and its consolidated subsidiaries. Prior to 2003, Microlog had two major subdivisions: The Old Dominion Systems division and the Contact Center Solutions division. The Old Dominion Systems division provided performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. For several years, this division provided a significant source of sales and profits for the company but was significantly downsized during 2001 and 2002. In September 2002, the contract expired, as anticipated, and the Company closed down the division on October 31, 2002.

In fiscal 2003, the Company continued to focus on the Contact Center Solutions division, now its sole division. This division has historically been a systems integration and custom application provider. During the second quarter of fiscal 2003, the Board of Directors made the decision to transform the company into a packaged software solution provider that will leverage the company’s past customer successes within its rich installed application base, core competencies, and proven market presence in customer service. Packaged solutions are repeatable, simpler to implement, easier to manage, usually have lower cost of sales and thus higher gross margins. Additionally, packaged solutions provide Microlog with greater leverage through partners to reach customers in its target markets. To implement this transformation Microlog’s Board of Directors hired Mr. W. J. Brookman to be the President and Chief Executive Officer of the Company. The Company is transforming in its market focus, sales, marketing, products, services and people. Transformation takes focus, time, and investment. The initial restructuring began in April 2003 when the company reduced its administrative and technical staffs in anticipation of investing in additional sales and marketing resources. The Microlog sales cycle is 9 to 18 months in length. As such, an impact on the Company’s sales is unlikely to be seen before the beginning of the transformation. These changes are discussed in greater detail in subsequent sections of this report.

Industry Overview

Microlog is a vertically focused technology company that provides communications solutions for customer service. The market for customer service solutions spans two major segments: Customer Relationship Management (CRM) solutions (which automate marketing, sales and customer service) and Customer Interaction Management (CIM) solutions (which focuses on call center technology, the infrastructure for the implementation of CRM - self-service and live interaction utilizing telephone, Internet, wireless, Voice over Internet Protocol, TTY for the hearing impaired, and natural speech recognition). Microlog’s core products are in the CIM segment with a focus on customer service solutions within key verticals: federal government, state and local government, healthcare and homeland security.

Business Strategy

Microlog’s business strategy focuses on delivering packaged vertical software solutions utilizing open standard contact management and communications technologies to provide superior customer service solutions. Microlog products enable businesses to communicate with customers – wherever they are, whenever they want – with any technique they desire. They are designed to make customer communications interactive and easy to use. These key tenets of Microlog’s business strategy are as follows:

  Microlog believes customer service is the key to successful long-term business or constituent relationships.
  Microlog believes convenience is important to customers and constituents in gaining access to information and resources.
  Microlog believes that customers and constituents expect a consistent experience in their communications regardless of the media or technique used.

  Microlog believes businesses can compete more effectively on service by having standard packaged solutions specifically tailored for their vertical.
  Microlog is committed to preserving our clients existing investments in infrastructure by designing products that easily adapt to existing infrastructure.
  Microlog believes customer service solutions deliver a positive impact on bottom-line performance not only reducing costs, but also preserving and enhancing revenue opportunities.
  Microlog provides entry-level solutions that are modular and extensible to allow clients to start with a small investment and grow customer service as the needs of the business grow.
  Microlog reaches customers through direct sales and partners who have existing relationships and expertise to provide the best service to the customer.
  Microlog believes that standards based technologies deliver the best value to customers.

Products

Microlog’s ServiceFirstTM family of products is built using open standard technologies, and provide the contact management and communications infrastructure necessary to establish a customer service center for 5 to 500 service representatives. This ServiceFirst Contact Management Solution is comprised of the ServiceFirst Foundation, Connections, IVR, and Integration products.

ServiceFirst Foundation forms the backbone of the contact management solution and unifies servicing and managing customer interactions through a single platform regardless of the way a customer communicates with a business. ServiceFirst Foundation:

  Intelligently routes all customer contacts regardless of the type of communication providing a single repository of all customer interaction. This provides representatives or agents with a powerful information tool that summarizes customer behavior and increases customer satisfaction.
  Prioritizes the contact based upon business rules to ensure that all of the customers are handled in the most appropriate manner, such as servicing the most important customers first.
  Uses skills-based routing by matching the customer contact to the agent or representative having the most appropriate skills to service the contact.
  Provides simple system administration allowing the supervisors or managers to quickly and easily manage agents, schedules, campaigns, etc.
  Uses a browser-based agent eliminating workstation installation, configuration or administration.

ServiceFirst Connections provides support for a wide range of communications media for self-service and live interaction over the telephone (using telephone key pad or natural speech), the web (chat, collaboration, call back, bulletin board), e-mail, fax and paper, and solutions for the hearing impaired (TTY). These are described in more detail below:

  Voice. The telephone is still the preferred choice for communications. Customer information acquired utilizing an Interactive Voice Response (IVR) system can be passed to the agent before they answer the phone. When customers do not wish to remain in queue for an agent, they have the opportunity to leave a voice message. With the voice message the customer maintains their position in the queue and can arrange via the voice message an immediate call back or establish a time for a call back.
  Web. Constituents or customers interact with representatives or agents via real time chat, web collaboration (including form collaboration), and web mail and web callback.
  E-mail. Microlog supports all standard e-mail servers. Business rules and message content are used to generate automatic acknowledgements and automatic responses to service requests (which are subsequently routed to the appropriate agent).
  Fax and paper documents. Both fax and hardcopy are treated as any other media type. ServiceFirst uses Caller ID, dialed number and/or optical character recognition to route faxes and scanned hardcopy documents to the agent’s desktop (based on keyword recognition).

ServiceFirst IVR leverages voice communications for interactive self-service using touch tone telephones, natural speech and TTY (for hearing impaired). The ServiceFirst IVR provides:

  Web-based administration and reporting.
  Schedule based messaging for holidays, weekends and special events.
  Web-based configurable messaging for simple changes and self-recording.
  Queue length and estimated wait times.
  Music on hold and/or advertisements.
  Voice message queue for customers who would prefer to leave a voice message scheduling a call back rather than remaining in queue.
  Call recording for training and regulatory purposes.
  Database access and Text-to-speech interaction.
  Outbound dialing and messaging.

ServiceFirst Integration products provide software and hardware to easily integrate with legacy databases and CRM applications, PBX or ACD switches, Web sites, IVR and E-mail/fax servers. This integration allows ServiceFirst Foundation to provide a unified operational view of customer interactions across diverse systems and contact types preserving existing investments.

Customer care, consulting, education, and installation services complement these products.

Solutions

Microlog in the past 25 years has created more than 60 applications deployed worldwide, many of these applications are repeatable solutions within Microlog’s target markets: Healthcare (commercial and government), Federal government constituent services, State and Local government services, and Emergency Communications. Some of the available packaged solutions from Microlog include:

  Healthcare:
    Automated Pharmacy Refill Solution (APRS) for both government and commercial pharmacy operations. Commercial pharmacy offerings include solutions for independent pharmacy, chains, and mail order using both interactive voice response and web based technologies.
    Patient Appointment Solutions (PAS) for hospitals, medical centers and private physician groups.
  Federal, State and Local Government:
    Unemployment Registration and Status Information
    Medical Benefit Assurance
    Building Permits Registration and Status
    Jury Duty Registration, Status and Notification
    Electronic Benefits management
    Tax Information, Payments and Status
    Emergency Telephone Alert Solution (ETAS) that provides efficient outbound emergency communications for both public and private sector customers.

All of these solutions, built from the company’s existing installed base and market leadership, are complemented with Support, Consulting and Education offerings.

Sales and Marketing

The Company has a sales and marketing team, which currently consists of seven employees located primarily in the Washington D.C. metropolitan area. During fiscal 2003, the Company added an experienced Vice President of Sales and new account managers in New York, Georgia, Texas and Connecticut. This team focuses on direct sales, technology partners, and value-added resellers of the Company’s products in North America. Sales and marketing activities are focused on key markets including contact centers, health care, federal, state and local governments and homeland security. The Company also invested in additional marketing resources to upgrade its brand, product and market information, web presence and sales and solution targeting. Incremental sales and marketing investments for fiscal 2003 totaled approximately $460,000. With a sales cycle between 9 and 18 months, Management believes that the return on these investments will become evident in fiscal 2004.

As products and solutions are packaged the Company will begin working with resellers to deliver its products and solutions. In the second half of fiscal 2003, the Company entered into a reseller arrangement with a Telecommunications provider, whereby this new reseller will purchase Microlog solutions (hardware and software products) to create and install specific pre-packaged solutions to its end user customers. For the twelve months ended October 31, 2003, approximately 12% of our total revenues were derived from sales to resellers. Comparatively, for the twelve months ended October 31, 2002, sales to resellers represented 4% of our total revenues.

The direct sales experience is important to the first phases of the product roll-out in order to provide responsive service to customers, to obtain direct feedback on the usability and marketability of the product as initially conceived, and to allow the Company to develop a certification program for resellers to ensure that the product will be properly represented and supported. The development of resellers will be important to building sales volume beyond the capabilities of the current direct sales staff to reach some market segments. Reseller sales methods could range from simple lead sharing in informal partnership arrangements to formal value added remarketer representation of the product. Microlog is selectively seeking appropriate reseller relationships, and we believe that resellers will represent a key to growth and market presence for Microlog.

During fiscal 2004, the Company plans to focus its sales and marketing efforts, product offerings, and related professional services offerings to provide solutions within its key verticals to businesses and institutions throughout the United States. Microlog plans to continue to offer its products directly through regional sales representatives, as well as offer its products indirectly through additional resellers.

The results of the Company's performance during fiscal years 2003 and 2002 are discussed in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which forms a part of this report in Item 7. Additionally, as our sales cycle can be more than a year, the Company's actual results could be materially different from its expectations, it is important to read the section entitled “Factors That May Affect Future Results of Operations.” These discussions and analyses should be read in its entirety in conjunction with the discussion of the Company's business in this Item 1.

Services

Microlog service offerings associated with its ServiceFirst products and solutions include consulting, installation, customer care, maintenance, education, and custom application development. The Company provides limited warranties for parts and labor on its products generally for 90 days from the date of delivery. The Company also offers a range of customer care contracts under which the Company maintains and services the systems. Annual maintenance fees are generally established for products and solutions and can vary depending on the scope of coverage, which ranges from normal business hours to 24-hour or weekend assistance.

The Company generally performs maintenance for its interactive communications systems in the Washington, D.C. metropolitan area from its Germantown, Maryland headquarters, where an inventory of spare parts is maintained. Microlog partners with a national subcontractor to perform nationwide on-site maintenance. The Company operates a hotline in which customers may use to request assistance or to ask questions concerning operation of the Company's interactive communications systems. Microlog can perform many diagnostic procedures remotely and, historically, has been able to correct many of the difficulties experienced by its customers through telephone consultation.

Microlog also offers a variety of other services to its customers. Microlog will customize interactive communications and contact center systems to a customer's specific needs by designing application software, or by making appropriate changes in the underlying source code of any of Microlog’s products. The Company may charge for this service on a time and materials basis, or may include the service in the price of the system being sold. Training on system operations is also offered to customers. In addition, the Company generally provides certain improvements to its software modules to customers who have maintenance contracts.

Competition

The market for our products is highly competitive and new entrants continue to enter the market. Competition currently comes from several different market segments, including telecommunications equipment vendors, computer telephony platform developers, stand-alone point solutions and application providers.

Some competitors are established telephony vendors and have added the new media types to their ability to process telephony. These include Avaya, Inc. (formerly Quintus), Nortel Networks, and Aspect Communications as examples. Traditional CTI vendors have added this capability to their offerings, an example of which is Genesys (Alcatel). Stand alone point solution companies competing in this space include Interactive Intelligence Inc., eGain Communications Corporation, Divine (Formerly eShare) and Apropos Technology. Application provider competitors include Siebel Systems, Nortel Networks (Clarify), and Peoplesoft (Vantive) as examples. Network component companies are also interested in the market, most notably Cisco Systems through its acquisition of Webline (Internet based contact management), Geotel Communications Corporation (Network routing) and Summa Four, Inc. (traditional telephony switches). Solution providers within the Company’s target markets, which compete, include companies such as Apex, Ateb, Frank Solutions, and AudioCare.

Backlog

As of January 28, 2004, the Company had a backlog of new system sales totaling $443,000 of which $170,000 is currently projected to be completed in the first quarter ending January 31, 2004. The remainder of this backlog is anticipated to be recognized as revenue in the second quarter ending April 30, 2004. In addition to new system sales, the Company recognizes monthly revenue from scheduled services and the portion of deferred maintenance revenue earned ratably over the term of the agreements. As this revenue stream generated an average of $220,000 per month in fiscal year 2003, we anticipate this amount decreasing to approximately $80,000 per month by July 31, 2004, as two significant customers have notified us that they plan to discontinue our services after June 30, 2004.

Research and Development and Product Engineering

Research and development expenses for fiscal 2003 were focused on rolling out version 3.1 of uniQue. In the second half of fiscal 2003, the Company began to transition its uniQue family of products to a new ServiceFirst family of offerings.

During fiscal 2004 the Company will continue the integration and transition of the uniQue solution to Microlog’s new ServiceFirst products and service offerings. The Company, in providing special features, application development, and system integration services to its customers, undertakes a significant amount of custom engineering. The Company is subject to the risk that it may not have the financial resources to maintain a competitive research and development strategy.

The following table sets forth for the periods indicated, the Company's research and development expenditures and the percentage of Contact Center Solution sales represented by these expenditures.

The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

System Assembly and Operations

The Company assembles its own equipment using standard parts obtained from outside sources. The proprietary aspects of the Company's systems are primarily in the software provided with the equipment and in the specific applications development designed specifically for the customer. Systems are built to order as they vary in size and sophistication of software modules in house. Equipment assembly and associated testing and quality control, are performed at the Company’s Germantown, Maryland facility. Microlog will also out-source a portion of the system assembly and test work as deemed necessary. The Company generally uses standard parts and components obtained from a variety of computer vendors and configures these components to produce the hardware for its systems. Certain components used in the Company's products are presently available from limited sources. To date, the Company has been able to obtain components in a timely manner at reasonable prices and from these sources.

Software Protection, Technology Licenses, and Trademarks

The Company regards its software as proprietary and has implemented legal and practical protective measures in an effort to ensure that the software retains that status. The Company derives protection for its software by licensing only the object code to customers and keeping the source code confidential. Like many other companies in the interactive communications industry, Microlog does not have patent protection for its software, although some of the inventions for which Microlog has received and applied for patents can be implemented in software. The Company, therefore, relies upon the copyright laws to protect against unauthorized copying of the object code of its software, and upon copyright and trade secret laws for the protection of the source code of its software. Despite this protection, competitors could copy certain aspects of the Company's software or hardware or obtain information, which the Company regards as a trade secret.

The Company has patents on an Interactive Audio Telecommunications Message Storage, Forwarding and Retrieval System, a Software Switch for Digitized Audio Signals, an Automated Telephone System Using Multiple Languages, a Telecommunications System for Transferring Calls without a Private Branch Exchange, Detection of TDD Signals in an Automated Telephone System, an Automated Telephone System with TDD Capability, an Automated Announcement System, Methods for Communicating with a Telecommunications Device for the Deaf (TDD) and Apparatus and Method for Coupling an Automated Attendant to a Telecommunications System. The Company also has a pending patent application on a Contact Center System Capable of Handling Multiple Media Types of Contacts and Method for Using the Same.

Microlog, Truant, CINDI, APRS, Connecting People to a World of Information, The Automated Collector, uniQue, The Best Seat In The House, Strategic Team of Elite Partners, are all registered trademarks owned by the Company. INTEL Corporation filed oppositions with the PTO Trademark Trial and Appeal Board against the Company’s federal trademark applications for the marks Intela, VCS Intela, Intelaware, Intelaview, and Intelapowerdial (the “Intela marks”). This consolidated opposition proceeding was settled and, under the terms of the settlement agreement, the Company has abandoned its applications for and ceased use of the Intela marks. Products formerly branded with the Intela marks are now branded with the Company's " ServiceFirst IVR" family of marks.

The Company is currently using, and claims unregistered trademark rights in, the following additional, unregistered marks: ServiceFirst, ServiceFirst IVR, ServiceFirst Foundation, ServiceFirst Connection, ServiceFirst Integration, ServiceFirst Education, ServiceFirst Consulting, uniQue IVR, uniQue IVR-ware, uniQue IVR Powerdial, Voice Connect, Genesis, Voice Path, VCS 3500, Retail Solutions, RLT, and Release Line Trunking. In addition, the Company enters into confidentiality agreements with its employees, distributors, and customers and limits access to and distribution of its software, documentation, and other proprietary information. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its technology. Further, there can be no assurance that any of the Company's patents, trademarks or copyrights can be successfully enforced or defended.

Company Employees

As of October 31, 2003, the Company employs a total of 23 people, including one part-time employee, compared to 25 people as of October 31, 2002. Although headcount declined year over year, the Company increased sales headcount, while reducing its administrative and technical staff. The Company believes that its success will continue to depend, in part, on its ability to attract and retain experienced sales and technical personnel. Due to the high turnover rate typically associated with sales personnel, the Company anticipates that it may need to augment and/or replace some of its sales personnel during the upcoming year. The Company has not usually experienced significant difficulty in hiring qualified technical personnel. The Company is not part of a collective bargaining agreement and considers its employee relations to be satisfactory.

FORMER OLD DOMINION SYSTEMS DIVISION

Since the early 1970s, the Company provided performance analysis and technical and administrative support services, principally in the form of data processing and analysis, engineering and scientific analysis, and computer services, to government and commercial customers. These services, which composed the Company's original business, were provided through its Old Dominion Systems division. The sole customer for the Company's performance analysis and technical and administrative support services was The Johns Hopkins University Applied Physics Laboratory (APL), a United States Navy contractor, for which the Company had been performing services since 1972. In September 2002, the contract with APL expired as planned and as such, the division ceased operations on October 31, 2002. Sales from contracts with APL accounted for 0% and 9% for fiscal years ended October 31, 2003 and October 31, 2002 respectively.

Factors That May Affect The Future Results of Our Operations

Prior to fiscal 2002, Microlog endured several years of financial losses, which resulted in negative cash flow. At the beginning of fiscal 2002, the Company borrowed additional funds from an affiliate and reduced its cost structure in order to re-start the company. As a result, the Company generated an operating profit and net income for the year ended October 31, 2002. In the second quarter of fiscal 2003, the Company implemented a plan to enhance its sales and marketing efforts, which included increasing its sales headcount, enhancing marketing resources and obtaining the services of industry consultants. The Company incurred approximately $460,000 in incremental costs due to these additions. As the Company’s business is still subject to a number of risks that may affect the future results of its operations, it is possible that the Company will not see a return on these investments in fiscal 2004. These and other risks may affect our future results are discussed below.

If we fail to generate increased revenues from our ServiceFirst products and solutions, our business could be adversely affected and we may not be able to pay all of our expenses.

We began to focus most of our resources on our uniQue contact center products during fiscal 2001, but have not been able to generate the desired revenues from sales of these products in the amounts or within the time frame we had expected. In fiscal 2003, the Company began to focus on solutions within key verticals and transition its uniQue suite of products to new products and service offerings we call ServiceFirst. If we fail to generate increased sales of our ServiceFirst products and solutions in the near term, we will have to obtain additional financing in order to pay our expenses in 2004. In addition, if we choose to spend more than currently anticipated on sales and marketing enhancements or additional product development, we may need to raise additional funds or to raise funds sooner than anticipated. Our ability to obtain additional debt financing is limited by provisions of our credit facility agreement with TFX Equities, Incorporated, who is a significant shareholder.

We currently have two significant accounts whose service contracts will expire after June 30, 2004. The revenue and cash flows derived from these accounts is substantial and we may not be able to replace this revenue stream before the expiration date.

Our maintenance and hosting revenues averaged $220,000 per month in fiscal year 2003. We anticipate this amount decreasing to approximately $80,000 per month by July 31, 2004, as two significant customers have notified us that they plan to discontinue our services after June 30, 2004. This will severely reduce our sales and cash flows in the fourth quarter of fiscal year 2004. One of these customers will complete the first phase of this process at the end of December 2003 and as a result, we expect these monthly revenues to decline to approximately $185,000 a month between January and June 2004. Beginning in July 2004, we anticipate this same revenue stream will decline to approximately $80,000 per month. We have not yet replaced this lost revenue stream with new maintenance customers and we may not be able to do so by June 30, 2004.

Most of our sales personnel are new to our company and we may continue to experience slow sales growth as we integrate and train our new hires.

The Company hired seasoned account managers during fiscal 2003. The sales cycle for the Company’s products is often 9 to 18 months or longer. It will take time for our new sales people to be able to market and sell our products effectively and as such, this has and may continue to impact our ability to increase our sales.

The development of new products requires significant expenditures, which we may not be able to fund, and we may not experience any benefits from such expenditures if our new products are not accepted in the marketplace.

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, product life cycles and customer demands. To keep pace with technological developments, evolving industry standards and customer needs, we must enhance existing products and develop new products. As a result of the complexities inherent in our applications, major new products and product enhancements require long development and testing periods and significant resources. We may not be successful in developing, marketing and releasing new products or enhancements that adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance. We also may not have sufficient funds to undertake the research; development or marketing activities that we otherwise determine are necessary to successfully sell our ServiceFirst products. We have experienced an unexpectedly long period of time seeking a significant degree of market acceptance for our ServiceFirst family of software products, which is our primary product, and we cannot assure you that our ServiceFirst products will gain such market acceptance. If release dates of any future products or enhancements are delayed for any reason, or if these products or enhancements fail to achieve market acceptance when released, we may not generate any benefits from the time and resources we have expended and may be forced to seek a buyer for our business or discontinue operations. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products, which could have a material adverse effect on our revenues.

We face competitive pressures, which may have a material adverse effect on us.

The market for our interactive communications applications and software products is highly competitive and we expect this market condition to remain the same for the foreseeable future. We may not be able to compete effectively against current and future competitors. Currently, our competition comes from several different market segments, including telecommunications equipment vendors, telephony platform developers, stand-alone point solutions and application providers. Because our industry is evolving and is characterized by rapid technological change, it is difficult for us to predict when new technologies or new competitors may be introduced into our market. Some of our current and potential competitors have longer operating histories, greater financial, technical, marketing and customer service resources, greater name recognition and a larger customer base than we do. As a result, these competitors may be able to respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can, or to devote greater resources to the development, promotion and sale of products than we can. Increased competition or other competitive pressures may result in price reductions, reduced margins or loss of revenues, which could have a material adverse effect on our business, financial condition and operating results.

Failure to establish and maintain strategic relationships with distributors, resellers, and technology vendors and systems integrators could adversely affect our business.

In pursuing the development of our indirect sales strategy, we entered into a reseller agreement with a telecommunication company that began to sell our ServiceFirst family solutions in the second half of fiscal year 2003. During fiscal 2003, this reseller accounted for approximately 12% of our total sales revenue. Although we expect this relationship to grow, we have not set a minimum quota with this channel partner and there is no guarantee that this level of sales volume will be repeated in fiscal 2004. We will continue to establish strategic relationships with distributors, resellers and technology vendors that we believe are important to our sales, marketing and support activities and to the implementation of our products. We believe that relationships with these organizations will expand the distribution of our products and provide us with technical assistance for our product development efforts. Our current and potential customers also may rely on third-party system integrators to develop, deploy or manage our ServiceFirst applications. If we do not establish and maintain relationships with these companies or if these companies do not devote the resources necessary to help sell or develop our products, our business, operating results and financial condition may be adversely affected.

We may not be able to protect our proprietary rights adequately, which could allow third parties to copy or otherwise obtain and use our technology without authorization.

We regard our software products as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of copyright, patent, trademark and trade secret laws, as well as confidentiality agreements with employees, distributors and customers. The current copyright, patent, trademark and trade secret laws provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions with every employee, distributor and customer, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Further, although we have one patent pending, we do not yet have patent protection for our software. Because our means of protecting our proprietary rights may not be adequate, it may be possible for a third party to copy certain aspects of our software or hardware or obtain information which we regard as a trade secret. Unauthorized copying, use or reverse engineering of our products could materially harm our business.

We are significantly indebted to our largest shareholder, which has the ability to appoint members to our board of directors and to control major decisions involving our business and assets.

As of October 31, 2003, our largest shareholder, TFX Equities, Inc. (“TFX”), owns 37.4% of our issued and outstanding common stock. On January 28, 2004, we entered into a second supplemental agreement with TFX that further modifies the terms of our original credit facility agreement with TFX dated September 2001. Under the second supplemental agreement, we further extended the maturity date of the $750,000 in principal amount of convertible subordinated promissory notes held by TFX from November 1, 2003 to November 1, 2004. TFX also agreed to defer the due date of all interest that has accrued or will accrue on the notes until the extended maturity date. In connection with the extension, we similarly extended the expiration date of the warrants to purchase our Series A convertible preferred stock with which the notes were issued, and we issued to TFX, warrants to purchase an additional 750,000 shares of our common stock at an exercise price of $.20 per share. After giving effect to these transactions, and assuming that all of the notes (including all accrued interest thereon) were converted into common stock at the current conversion price of $.25 per share, and that all of the warrants were exercised for common stock (whether directly, in the case of the new common stock purchase warrants, or indirectly through the exercise of the Series A preferred stock purchase warrants for Series A preferred stock and the subsequent conversion of the Series A preferred stock into common stock, in the case of the Series A preferred stock purchase warrants) at the current exercise prices of $0.20 per share of common stock for the common stock purchase warrants and $2,625 per share of the Series A preferred stock purchase warrants, TFX would have the ability to increase its ownership of our outstanding common stock to 61.6% as of January 28, 2004. As interest continues to accrue on the notes and if the conversion price of the notes or the exercise price of either warrant issue decreases as a result of antidilution adjustments in the terms of those instruments, TFX would have the ability to further increase its ownership of Microlog.

Under the credit facility transaction documents, the Company is obligated to take all actions within its control to cause two designees of TFX to be nominated for election to our board of directors and to cause one additional director that is acceptable to TFX to be appointed to our board of directors. Messrs. John D. Sickler, Randall P. Gaboriault and W. Joseph Brookman currently serve on our board of directors pursuant to these provisions. Additionally, Mr. Brookman now serves as the President and CEO of the Company. Management is not permitted to engage in specified business combinations, amend organizational documents, issue any securities other than pursuant to current option plans or in the ordinary course of business, guarantee or assume specified liabilities of third parties, pay dividends, change the size of the board of directors or engage in other specified corporate activities without the prior consent of TFX. These provisions generally will terminate when TFX ceases to own at least 15% of our outstanding common stock or, if later, when our obligations to TFX under the credit facility agreement have terminated and none of the notes remain outstanding. As a result of the foregoing, TFX has the right to control most major decisions involving the company and its assets. These rights of TFX also may render more difficult or discourage a takeover attempt even if a change of control of our company would be beneficial to the interests of our stockholders.

We may seek additional debt or equity financing from TFX in the future, although there is no guarantee of our obtaining such funding. If we were to obtain additional debt or equity financing from TFX, its ability to control decisions involving our company or its assets could increase.

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

While the Company has initiated stringent quality control procedures, our products, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Errors in new products or releases could be found after commencement of commercial shipments, which could result in additional development costs, diversion of technical and other resources, product liability claims against us, or the loss of credibility with current or future customers. This in turn could result in a loss of revenue or delay in market acceptance of our products. Our customers generally use our products together with products from other vendors. When problems occur, it may be difficult to identify the source of the problem. As a result, even if our products do not cause these problems, they may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel and cause significant customer relations problems. Our functional testing and load testing fixtures and simulators normally allow very thorough functional and stress testing of our products. However, there is no better test than that to which products are subjected through extended customer usage. The diversity of customer environments and installations can often yield results that are unexpected or practically unforeseen based on formal in-

house testing. Therefore, product usage experience with customers often causes the identification of defects, errors, or practically required functional enhancements, which can cause impacts such as those listed above.

Our quarterly operating results could vary significantly.

Our sales and operating results may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors include:
•	Our ability to develop a consistent sales pipeline and backlog;
•	Level of product and price competition;
•	Length of sales cycle and customer purchasing patterns;
•	Delay or deferral of customer implementation of our products;
•	Success or lack of success in expanding our customer support organization, direct sales force and indirect distribution channels;
•	Our ability to develop new products and control costs;
•	Timing of new product introductions and product enhancements;
•	Activities of and acquisitions by competitors;
•	Timing of new hires and allocation of our resources;
•	Economic conditions; and Acts of terrorism

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

We have a lengthy product sales cycle, which has contributed, and may continue to contribute, to the quarter-to-quarter variability of our revenues and operating results.

We have generally experienced a lengthy product sales cycle, averaging approximately twelve to eighteen months. Due to the characteristics of our products, our prospective customers’ decisions to purchase our products often require significant investment and executive level decision-making. We also believe that many companies currently are not aware of the benefits of the products we provide. For this reason, we must provide a significant level of education to prospective customers about the use and benefits of our products, and potential customers may take many months to make purchasing decisions. The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenues and operating results to vary significantly from quarter to quarter. Also, since the risk of not closing on a sale increases with the length of the product sale cycle, the lengthy sales cycle effectively could cause a decline in our revenues and operating results.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future offerings of equity securities. TFX Equities has demand and piggyback registration rights which entitle it, with limited exceptions, to have us register up to the maximum of 4,500,000 shares of common stock that are issuable upon exercise of outstanding convertible promissory notes or other rights of TFX Equities to purchase shares of our common stock. If we borrow additional funds from TFX Equities, we may issue additional securities subject to registration rights.

The Company has been experiencing increased competition, and reduced margins in the interactive voice response area. The Company believes that interactive voice response systems in general, and certain vertical sub-segments of this market in particular, are in the maturing phase of market evolution for stand-alone systems. Accordingly, competition has increased, industry consolidation is on going, and margins have been reduced. In addition, governmental customers have been procuring large IVR systems as part of major procurements from larger vendors, which has required the Company to work through prime contractors, also resulting in increased margin pressure and greater difficulty in making sales directly. The Company’s response to this has been to create packaged, repeatable vertically focused solutions that can be integrated and sold in conjunction with the Company’s contact center and made available through the GSA. The Company is focused on key verticals where we have domain experience and market presence.

In fiscal 2004, the Company’s strategy for addressing the market trends will be to focus on ServiceFirst product offerings, and its professional service offerings in providing more comprehensive and packaged solutions to its customers. Microlog will offer its products directly through regional sales representatives and indirectly through reseller channel partners. Both product features and services offerings will be augmented as appropriate to facilitate marketing and sales through these various means.

The Company is subject to the risk that its new strategy will not be successful. The new strategy is dependent on market acceptance of the Company’s new focus and new products, ongoing research and development efforts and sales and marketing activities over the near term. In addition, the new strategy is also dependent on the Company’s ability to successfully recruit and retain skilled personnel.

ITEM 2. PROPERTIES

The Company presently leases and occupies a 24,000 square foot building in Germantown, Maryland, which it uses for its principal offices and its interactive communications operations center. In September 1999, the Company entered into a 10-year lease commitment on the building, which extends through 2009. In December 2001, the Company subleased approximately one quarter of the building as an expense reduction measure. During fiscal 2003, the sub lease was modified as this tenant agreed to lease additional space. The current sublease has an initial term of two years and the tenant has agreed to a one-year extension to December 14, 2004. Additionally, the Company subleases space to two other tenants. These sub leases are for 560 square feet and 350 square feet and expire in July 2004 and January 2004 respectively. The Company plans to extend these leases upon expiration during fiscal 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to litigation from time to time arising from its operations and receives occasional letters alleging infringement of patents owned by third parties. Management is not aware of any pending litigation or any contingencies that would give rise to any such litigation and/or claims that would have a materially adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

The common stock is presently traded on the Over The Counter Bulletin Board Market under the symbol "MLOG." The following table sets forth for the last two years the high and low sales prices per share of the common stock as reported by the NASDAQ SmallCap Market or the Over The Counter Bulletin Board Market:

	High	Low

Fiscal Year Ended October 31, 2003
First Quarter	$0.09	$0.05
Second Quarter	0.14	0.09
Third Quarter	0.90	0.11
Fourth Quarter	0.85	0.36

Fiscal Year Ended October 31, 2002
First Quarter	$0.35	$0.22
Second Quarter	0.26	0.15
Third Quarter	0.23	0.15
Fourth Quarter	0.18	0.05

On October 31, 2003, there were approximately 215 holders of record of the common stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Dividend Policy

The Company has not paid any cash dividends in over ten years and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Estimates and Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On a regular basis, we evaluate and may revise our estimates, including those related to the allowance for doubtful accounts and inventory. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent. Actual results could differ materially from these estimates under different assumptions or conditions. We consider “critical” those accounting policies that require our most difficult, subjective, or complex judgments, and that are the most important to the portrayal of our financial condition and results of operations. Our significant estimates and critical accounting policies are discussed in the following paragraphs.

Revenue Recognition

Microlog offers communications solutions to help businesses better serve their customers. Such sales generally comprise proprietary and third party software licenses, hardware, services and product support and maintenance, or a combination thereof. The Company accounts for these arrangements in accordance with the AICPA’s Statement of Position 97-2, Software Revenue Recognition. Typically, software in such arrangements does not involve significant customization or modification and is considered functional upon delivery. Accordingly, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and customer acceptance of the solution has occurred, the fee is fixed and determinable and collection is probable. If an undelivered element of the arrangement exists that is not considered essential to the functionality of the solution, the fee allocated to the undelivered element based on vendor specific objective evidence of fair value is deferred and recognized as revenue when delivery occurs, or as services are performed.

Maintenance contracts, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenue from implementation, training and other professional services is recognized when the services have been completed and collection is reasonably assured.

The Company sales channels also include reseller arrangements. The Company recognizes sales to resellers when title to the delivered products has passed, the reseller has economic substance, and the risks and rewards of ownership reside with the reseller. Additionally, the terms of such arrangements do not include post-delivery obligations, rights of return or exchanges, or extended payment terms. As such, revenue recognition generally occurs upon delivery to resellers.

Occasionally, the Company sells third-party standalone equipment exclusive of its solutions. Revenue on sales of standalone hardware is recognized upon delivery to the customer, as title has passed to the customer and the Company has no further obligations subsequent to delivery.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established through a charge to general and administrative expenses. This allowance is for estimated losses resulting from our customer’s failure or inability to make required payments. It is a significant estimate and is evaluated on a regular basis by us for adequacy by taking into consideration factors such as past experience, credit history of the customer, age of the balance and current economic conditions that may affect our customers ability to pay. The use of different estimates or assumptions could produce different allowance balances. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Carrying Values

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market. The Company implements a “Just in Time” inventory practice whereby it purchases inventory in order to complete a new sales order. The Company does maintain small amounts of inventory necessary to maintain service requests. The movement of this inventory may vary depending upon the nature and frequency of service requests. As such, the Company regularly assesses and if necessary, adjusts the carrying value of this inventory to its current replacement cost or net realizable value.

Results of Operations

(Unless otherwise indicated, all dollar amounts have been rounded to the nearest hundred thousand.)

	Percentage of Sales Year Ended October 31,		
	2003	2002	2003 To 2002
Net Sales:			
Contact Center Solutions	100.0%	91.2%	(0.3%)
Old Dominion Systems	0.0%	8.8%	(100%)
Total net sales	100.0%	100.0%	(9.0%)
Costs and expenses:			
Cost of sales	37.4%	40.5%	(15.9%)
Selling, general and administrative	51.5%	39.0%	20.0%
Research and development	11.6%	14.2%	(25.8%)
Total costs and expenses	100.5%	93.7%	(2.4%)
(Loss) Income from operations	(0.5%)	6.3%	(106.9%)
Investment and other income (expense), net	(7.2%)	(6.1%)	(10.2%)
(Loss) income before income taxes	(7.7%)	(.3%)	(2266.7%)
Benefit (provision) for income taxes	0.0%	0.0%	0.0%
Net (Loss) income	(7.7%)	(.3%)	(2266.7%)

The Company had a net loss of $390,000, ($0.05) per basic and diluted share, for the fiscal year ended October 31, 2003 compared to net income of $18,000, $0.00 per basic and diluted share, for the fiscal year ended October 31, 2002. The Company’s net loss for the year ended October 31, 2003 was primarily the result of an overall decline in net sales, coupled with an increase in product costs and total period expenses. Results of operations are further discussed below.

Net Sales Revenue

Total net sales for the twelve months ended October 31, 2003 were $5.1 million, a 10% decrease, compared to $5.6 million for the same twelve-month period ended October 31, 2002. The decline resulted primarily due to the loss of sales previously generated from the Old Dominion Systems division, which became inactive as of October 31, 2002.

Additionally, the Company was unable to increase its sales activity for the Contact Center Solutions (CCS) division, as total sales for this division were flat in comparison to the prior year.

Cost of Sales and Expenses

Total cost of sales for the twelve months ended October 31, 2003 was $1.9 million or 37% of total sales compared to $2.3 million or 41% of total sales for the twelve months ended October 31, 2002. Cost of sales for the Contact Center Solutions division decreased primarily due to lower service costs. Additionally, the Company eliminated the total direct labor costs associated with the Old Dominion Systems, which ceased operations on October 31, 2002.

Total operating expenses for the twelve month period ended October 31, 2003 were $3.2 million or 63% of total sales compared to $3.0 million or 53% of total sales for the twelve months ended October 31, 2002. The 8% increase was due primarily to an increase in sales and marketing expenses, partially offset by a reduction in General & Administrative and Research & Development expenses.

Interest Expense

Interest expense for the twelve-month period ended October 31, 2003 was $368,000 versus $375,000 for the same period ended October 31, 2002. This slight decrease is a result of the full amortization of the note discount associated with the subordinated debenture notes payable and accretion of the beneficial conversion feature prior to the end of fiscal 2003. The amortization of the note discount and the accretion of the beneficial conversion feature have been included in interest expense.

Other Income/Expenses

For the years ended October 31, 2003 and October 31, 2002, the company had minimal amounts of other income and expenses.

Benefit (Provision) for Income Taxes

For the twelve months ended October 31, 2003 there was no benefit or provision recorded for income taxes. The company has exhausted its ability to carry back losses for income tax refunds. As of October 31, 2003, the company has net operating loss carry forwards and research & development credits of approximately $23 million, which will be available to offset taxes resulting from future taxable income through 2023. If substantial changes in the company’s ownership should occur, use of some or all of the carry forwards could be limited.

Results By Division

Contact Center Solutions Division

Net Sales

Contact Center Solution (CCS) sales for the twelve months ended October 31, 2003 were $5.1 million compared to $5.1 million for the same period ended October 31, 2002. Product sales, which include hardware, software and software licenses, were $1.7 million for the twelve months ended October 31, 2003, versus $1.4 million for the same period ended October 31, 2002. This increase was primarily attributable to approximately $ 585,000 in sales generated by a new channel partner. Sales of services were $3.3 million for the year ended October 31, 2003 compared to $3.7 million for the twelve-month period ended October 31, 2002. The $400,000 net decline was comprised of a $500,000 decline in maintenance & professional services offset by a $100,000 increase in installation revenue.

In July of 2003, the Company sold an integrated call center solution to Teleflex Medical Inc., a division of TFX Equities, Incorporated, who is a significant shareholder of Microlog, and considered to be a related party. This total sale also included a sophisticated telephony platform, from another manufacturer, that included Voice over IP (VoIP) phones, a central server, and an auto attendant. The total system was delivered, installed and accepted by the customer in July. For the quarter ended July 31, 2003 the Company recognized $282,000 in revenue, of which $170,492 pertained to the standalone telephony platform. Additionally, the Company billed this customer $30,800 for a five year maintenance agreement on the telephone system. During the fourth quarter, the customer experienced intermittent failures, resulting in lost calls and interruptions relating to the telephony equipment. Through repeated and ongong efforts, the manufacturer of the telephone equipment was unable to remedy the problems to the satisfaction of the customer, and in December of 2003, the customer notified Microlog of its decision to replace the aforementioned telephony platform during the first calendar quarter of 2004. Although Microlog’s sales arrangements do not explicitly include the right of return, the Company has agreed to allow the return of this equipment, as the Company wishes to foster a long-term, good relationship with the customer. Accordingly, the Company recorded a sales return which reduced its net sales in the amount of $170,492 for the three months and year ended October 31, 2003. The Company has also reduced its total product costs by $107,499, representing the cost of the equipment being returned to two vendors and increased its inventory by this amount. As of October 31, 2003, we have not paid invoices from these two vendors in the amounts of $100,268 and $7,231. The vendors have agreed to issue credits to us upon the return of the equipment, which is expected to be removed from the customer site during the first calendar quarter of 2004.

The Company has received partial payment of $130,901 for the aforementioned telephone equipment and associated maintenance agreement that has been reflected as a customer deposit at October 31, 2003. We will be returning this deposit to our customer upon the safe return of the equipment. This liability is included in the balance sheet account, “Deferred Revenue and Other Credits”.

Contact Center Solutions Costs and Expenses

Cost of sales for the Contact Center Solutions division for the twelve months ended October 31, 2003 was $1.9 million or 37% of CCS revenue compared to $1.9 million or 38% of CCS revenue for the period ended October 31, 2002. These costs are reported as two distinct lines of business; cost of services and product costs. The cost of services for the twelve months ended October 31, 2003, was $1.1 million or 33% of service revenue compared to $1.4 million or 38% of services revenue for the comparative twelve months ended October 31, 2002. The reduction in service costs is attributable to a reduction in the cost of service materials, direct labor and subcontract labor costs.

Product costs for the twelve months ended October 31, 2003 were $781,000 or 45% of product revenue compared to $559,000 or 39% for the twelve-month period ended October 31, 2002. The product revenue for fiscal 2003 included several large projects with more competitive pricing resulting in lower margins.

For the twelve months ended October 31, 2003, selling, general & administrative expenses were $2.6 million or 51% of CCS revenue compared to $2.1 million or 42% of CCS revenue for the same twelve month period ended October 31, 2002. Approximately $460,000 of this increase was attributable to increases in sales headcount, outside marketing consultants and the costs associated with obtaining new sales and marketing resources.

Research and development expenses for the CCS division reflect costs associated with the development of applicable software and product enhancements for the products of the division. The company believes that the process of establishing technological feasibility with its new products is completed approximately upon release of the products to its customers. Accordingly, the company does not capitalize research and development costs. For the twelve months ended October 31, 2003, research and development expenses were approximately $586,000 or 12% of total CCS revenue versus $790,000 or 16% of CCS sales, for the comparable period ended October 31, 2002. The decrease was a result of reduced headcount and the associated decrease in payroll related costs. Research and development continues its focus on the broader ServiceFirst family.

Former Old Dominion Systems Division

The Old Dominion Systems (ODS) division became inactive during the year ended October 31, 2002, upon the conclusion of the contract with its sole customer, the Applied Physics Laboratory of Johns Hopkins University, on September 29, 2002. Accordingly, there was no revenue and costs for the twelve months ended October 31, 2003. Comparatively, sales for this division for the twelve months ended October 31, 2002 were $488,000. Cost of sales was approximately $311,000, which consisted entirely of direct labor. General & Administrative expenses for the twelve months ended October 31, 2002 were approximately $33,000.

Liquidity and Capital Resources

As of October 31, 2003, the Company has working capital of $50,000 compared to $11,000 as of October 31, 2002. The increase in working capital reflects primarily the increase in accounts receivable at October 31, 2003, partially offset by increases in accounts payable and accrued expenses, as discussed in the subsequent paragraphs below.

Cash and cash equivalents were $446,000 at October 31, 2003 compared to $558,000 as of October 31, 2002. The decline reflects primarily cash used in operations and investing activities.

Due to the delay in new bookings, significant orders were not typically completed until the end of the quarterly billing cycle. As a result, accounts receivable as of October 31, 2003 were $911,000 versus $476,000, as of October 31, 2002. The balance as of October 31, 2003 includes four large billings totaling approximately $730,000 or 80% of total accounts receivable which were invoiced in the month of October. As of January 29, 2004, all of these receivables have been collected. Total accounts receivable as of October 31, 2003 also include a $10,000 balance owed from Teleflex Medical Inc., a division of TFX Equities, Incorporated, who is a significant shareholder of Microlog.

Inventory as of October 31, 2003 was $174,000 compared to $160,000 as October 31, 2002. In the second quarter of fiscal 2003, the Company wrote down its obsolete inventory to net realizable value. The Company anticipates reducing its net inventory in the second quarter of fiscal 2004 as it plans to return approximately $107,000 of hardware to third party vendors.

For the twelve months ended October 31, 2003, prepaid expenses decreased by approximately $27,000 which was a result of the recurring amortization of prepaid licenses, maintenance, taxes and insurance.

As of October 31, 2003, accounts payable, including accrued payables, were $566,000 compared to $292,000 as of October 31, 2002. In October of 2003, several significant vendor invoices totaling approximately $170,000, were recorded pertaining to September and October sales, which the Company had negotiated, extended payment terms with the vendors. As of January 29, 2004, the Company has paid approximately $456,000 or 81% of these accounts payable. As explained in the preceding paragraphs, pursuant to a sales return, the Company plans to return inventory totaling approximately $107,000. The Company anticipates receiving credits and the vendors have agreed to issue credits, upon the receipt of the equipment.

Deferred revenue and customer deposits as of October 31, 2003 totaled $365,000 compared to $418,000 as of October 31, 2002. Deferred revenue decreased year over year by $212,000 as a significant customer changed its maintenance billing cycle at the beginning of the year from quarterly to monthly. Customer deposits increased year over year by $158,000 of which $131,000 represents a partial payment on the telephony portion of a sale to Teleflex Medical, Inc, a division of TFX Equities, Incorporated, who is a significant shareholder of Microlog, which is to be returned. The Company anticipates returning this deposit upon the return of the equipment during the second quarter of fiscal 2004.

Accrued compensation expenses as of October 31, 2003 were $218,000 compared to $304,000 as of October 31, 2002. This year over year decrease is largely due to the Company modifying its health insurance plan. In November 2002, the Company changed from being self-insured to a conventionally funded plan. During fiscal 2003, the Company continued to maintain an ongoing liability for future claims during a pre-defined run out period that expired at the end of April 2003. As of October 31, 2003, all health and medical claims pertaining to the self insured plan have been paid and as such, the Company no longer carries a liability for future medical claims pertaining to this plan coverage.

At the present time, the company does not have a bank credit facility. On September 25, 2001, the company entered into agreements for the issuance of $750,000 of 12% subordinate convertible promissory notes with warrants to purchase up to one hundred (100) shares of Series A preferred stock in exchange for up to $750,000 of financing from TFX Equities, Incorporated, (“TFX”) its majority shareholder. In October 2001, the company borrowed a total of $450,000, which it used to payoff existing outstanding debt of $390,000. In November and December 2001, the company borrowed the remaining $300,000 to finance operations. The Company continues to regularly pay its vendors and collect its accounts receivable on a regular basis and has not had to borrow any additional funds in order to sustain its ongoing operations.

The Company has accrued interest on these notes but has made no payments as of October 31, 2003. For the twelve months ended October 31, 2003, the Company accrued an additional $90,000 in interest pertaining to the subordinate debenture notes payable. As of October 31, 2003, the company owes $182,325 in interest and accrues interest at a rate of 12% per annum, which equates to approximately $7,500 per month. The original due date of the subordinated notes was September 11, 2003, however, on January 27, 2003, TFX agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions except for the maturity dates.

On November 1, 2003, the Company did not have cash on hand in sufficient amounts to retire the notes. On January 28, 2004, we entered into a second supplemental agreement with TFX that further modifies the terms of our original credit facility agreement with TFX dated September 2001. Under the second supplemental agreement, we further extended the maturity date of the $750,000 in principal amount of convertible subordinated promissory notes held by TFX from November 1, 2003 to November 1, 2004. TFX also agreed to defer the due date of all interest that has accrued or will accrue on the notes until the extended maturity date. In connection with the extension, we similarly extended the expiration date of the warrants to purchase our Series A convertible preferred stock with which the notes were issued, and we issued to TFX, warrants to purchase an additional 750,000 shares of our common stock at an exercise price of $0.20 per share. After giving effect to these transactions, and assuming that all of the notes (including all accrued interest thereon) were converted into common stock at the current conversion price of $0.25 per share, and that all of the warrants were exercised for common stock (whether directly, in the case of the new common stock purchase warrants, or indirectly through the exercise of the Series A preferred stock purchase warrants for Series A preferred stock and the subsequent conversion of the Series A preferred stock into common stock, in the case of the Series A preferred stock purchase warrants) at the current exercise prices of $0.20 per share of common stock for the common stock purchase warrants and $2,265 per share for the Series A preferred stock purchase warrants, TFX would have the ability to increase its ownership of our outstanding common stock to 61.6% as of January 28, 2004. As interest continues to accrue on the notes and if the conversion price of the notes or the exercise price of either warrant issue decreases as a result of antidilution adjustments in the terms of those instruments, TFX would have the ability to further increase its ownership of Microlog.

Management continues to consider its alternatives with respect to its meeting the obligations under these notes, including obtaining alternative sources of financing. No assurances can be given at this time that the Company would be successful in obtaining other sources of financing should its current resources not be sufficient to repay the notes.

Liquidity and Operations

The Company has a prior history of net losses and incurred a net loss for the year ended October 31, 2003. The loss for fiscal year 2003 resulted primarily from the decline in revenue attributable to the closing down of the former Old Dominion Systems Division and the Company’s initiating a new sales and marketing program to foster future sales growth of the Company’s ServiceFirst solutions. The program included hiring senior sales personnel, engaging sales consultants and developing necessary marketing collateral. As a result, the Company incurred approximately $460,000 in related expenditures for the year. The Company’s revenues and gross margins for fiscal 2003 were not sufficient to fund the Company’s operating activities and consequently, the Company recorded negative cash flows from operating activities.

The Company has not yet realized its investment in new sales initiatives, which will be necessary to build a consistent backlog and to sustain increases in new sales, ultimately resulting in increased cash flow. Furthermore, the Company expects a decline in maintenance services beginning in the second quarter of fiscal 2004. Over the last two fiscal years, the company has had a predictable inflow of cash from maintenance contracts and hosting services of approximately $220,000 per month. However, beginning in January 2004, this amount will be reduced to approximately $185,000 per month and the Company estimates that, commencing in July 2004, related cash flows will be further reduced by an additional $105,000 per month. Management believes that the projected decline in maintenance service will be fully offset by new business; however, no assurance can be given that the Company will be able to replace this monthly cash flow prior to July 2004.

To compensate for this anticipated decrease in cash flow and to generate cash flow from operations, management believes that it must take additional steps to improve operations and to meet the Company’s current cash flow needs. These steps include obtaining an extension of the maturity date of the Company’s $750,000 convertible notes payable to November 1, 2004 (as discussed in Note 8 of the financial statements), and implementing additional cost control measures beginning in the second quarter of fiscal 2004 to further reduce the Company’s operating expenses. Management does not believe such cost reductions will materially impair the Company’s ability to carry out planned operations.

Assuming there are no significant changes to the Company’s business plan, management anticipates generating cash-flow positive results during fiscal year 2004 as management believes that with the combination of cash on hand, cash flows from operations, and, if necessary, additional outside funding, will provide sufficient liquidity to meet the Company’s ongoing cash requirements through October 31, 2004. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

Contractual Obligations and Commercial Commitments:

The Company’s significant contractual obligations as of October 31, 2003 are principally for debt and operating leases. Debt by year of maturity, and future rental payments under operating lease agreements are presented below. The Company does not have any purchase obligations as of October 31, 2003. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

During fiscal year 2004, the Company will receive $24,909 in aggregate sublease income from current sublease agreements in effect as of October 31, 2003. Although the Company fully expects to renew all of its sub leases upon expiration, the expected renewal amounts are not included herein.

Management believes that its cash flows from ongoing operations will be adequate to meet its operating lease commitments. While from time to time, the Company may experience delays in collections of account receivable or experience temporary increases in receivables from significant orders, its recent collections history has been favorable with relatively small amounts past due from customers.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements, page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engages Grant Thornton LLP as its independent accountants. For the years ended October 31, 2003 and 2002, there were no changes or disagreements with said accountants regarding accounting matters and/or financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting

During the quarter ended October 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following consolidated financial statements of the Company, including notes thereto, appear on pages F-2 through F-18 of this report and are incorporated by reference in Part II, Item 8.

Report of Independent Certified Accountants

Consolidated Balance Sheets as of October 31, 2003, and 2002

Consolidated Statements of Operations for the fiscal years ended October 31, 2003 and 2002

Consolidated Statements of Changes in Stockholders' Deficit for the fiscal years ended October 31, 2003 and 2002

Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2003 and 2002

Notes to Consolidated Financial Statements

(b) Reports on Form 8-K.

During the fourth quarter of fiscal 2001, the Company filed a Current Report on Form 8-K on October 3, 2001 reporting that it had entered into a credit facility agreement with TFX Equities.

(c) Exhibits.

The following exhibits are either filed with this Form 10-KSB or are incorporated by reference. Our Securities Exchange Act file number is 0-14880.

Exhibit
Number	Description
3.1	Articles of Incorporation of Registrant, as amended. 1/

3.2	By-laws of Registrant, as amended. 2/

4.1	Specimen Stock Certificate. 2/

10.1	Microlog Corporation Medical Reimbursement Plan. 3/

10.2	Microlog Corporation 1989 Non-Employee Director Non-Qualified Stock Option Plan. 4/

10.3	Microlog Corporation 1995 Employee Stock Option Plan. 5/

10.4	Sub-contracting Agreement with Aspect Telecommunications Corporation. 6/

10.5	Sub-contracting Agreement with Applied Physics Laboratory. 6/

10.6	Security Agreement, dated July 11, 2001, between Microlog Corporation and TFX Equities
Incorporated. 7/

10.7	Security Agreement, dated July 11, 2001, between Microlog Corporation of Maryland and TFX
Equities Incorporated. 7/

10.8	Credit Facility Agreement, dated as of September 25, 2001, among Microlog Corporation, Microlog
Corporation of Maryland and TFX Equities Incorporated. 7/

10.9	Form of Subordinated Convertible Note of Microlog Corporation and Microlog Corporation of
Maryland. 7/

10.10	Form of Warrant to Purchase Series A Convertible Preferred Stock of Microlog Corporation. 7/

22	Subsidiaries of the Company. 8/

23.1	Consent of Grant Thornton LLP. 8/

25	Second Agreement Supplemental to Credit Facility Agreement. 8/

26	First Agreement Supplemental to Credit Facility Agreement. 8/

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. 8/

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. 8/

99.1	Executive Employment Agreement. 8/

99.2	Executive Employment Agreement. 8/

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
8/ Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Microlog Corporation

We have audited the accompanying consolidated balance sheets of Microlog Corporation as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microlog Corporation as of October 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Vienna, VA

January 6, 2004, (except for Note 8, as to which the date is January 28, 2004)

Microlog Corporation
Consolidated Balance Sheets
(In thousands)

	October 31, 2003	2002
Assets		
Current assets:		
Cash and cash equivalents	$446	$558
Receivables, net	911	476
Inventories, net	174	160
Other current assets	78	105
Total current assets	1,609	1,299
Fixed assets, net	221	407
Other assets	43	60
Total assets	$1,873	$1,766
Liabilities and Stockholders' Deficit		
Current liabilities:		
Current portion of deferred compensation	$27	$27
Accounts payable	566	292
Accrued compensation and related expenses	218	304
Deferred revenue and other credits	365	418
Other accrued expenses	383	247
Total current liabilities	1,559	1,288
Convertible subordinated notes payable, net of discount of $0 and $76	750	674
Deferred officers' compensation, net of current portion	81	99
Other liabilities	13	38
Total liabilities	2,403	2,099
Stockholders' deficit:		
Series A convertible preferred stock, $.01 par value, 100 shares authorized, No shares issued and outstanding	--	--
Serial preferred stock, $.01 par value, 1,000,000 shares authorized, no Shares issued and outstanding	--	--
Common stock, $.01 par value, 20,000,000 & 13,000,000 shares authorized, 7,736,108 and 7,708,808 shares issued and 7,134,238 and 7,106,938 shares outstanding	77	77
Capital in excess of par value	21,204	21,011
Treasury stock, at cost, 601,870 shares	(1,177)	(1,177)
Accumulated deficit	(20,634)	(20,244)
Total stockholders' deficit	(530)	(333)
Total liabilities and stockholders' deficit	$1,873	$1,766

See accompanying notes to consolidated financial statements.

F-3

Microlog Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended October 31, 2003	2002
Sales:		
Products, net of returns of $170 and $0	$1,723	$1,419
Services	3,343	4,148
Total net sales	5,066	5,567
Costs and expenses:		
Cost of products	781	559
Cost of services	1,115	1,696
Selling, general and administrative	2,608	2,172
Research and development	586	790
Total costs and expenses	$5,090	$5,217
(Loss) Income from operations	(24)	350
Investment income	5	9
Interest expense	(368)	(375)
Other (expense) income, net	(3)	34
(Loss) income before income taxes	(390)	18
Benefit from income taxes	—	—
Net (loss) income	$(390)	$ 18
Net (loss) income per share:		
Basic	($0.05)	$0.00
Diluted	($0.05)	$0.00

See accompanying notes to consolidated financial statements.

Microlog Corporation
Consolidated Statements of Cash Flows
(In thousands)

Year ended October 31,	2003	2002
Cash flows from operating activities:		
Net (loss) income	$ (390)	$ 18
Adjustments to reconcile net (loss) income to net		
Cash (used in) provided by operating activities:		
Depreciation	216	364
Amortization of debt discount	76	86
Accretion of beneficial conversion feature	187	187
Provision for inventory reserves	---	(66)
Changes in assets and liabilities:		
Receivables	(435)	(185)
Inventories	(14)	79
Other assets	44	77
Accounts payable	274	(290)
Accrued compensation and related expenses	(86)	(167)
Deferred revenue and other credits	(53)	84
Other accrued expenses and accrued liabilities	111	(40)
Deferred officers' compensation	(18)	(11)
Net cash (used in) provided by operating activities	(88)	136
Cash flows from investing activities:		
Purchases of fixed assets	(30)	(48)
Net cash used in investing activities	(30)	(48)
Cash flows from financing activities:		
Proceeds from issuance of long-term debt	0	300
Proceeds from exercise of employee stock options	6	—
Net cash provided by financing activities	6	300
Net (decrease) increase in cash and cash equivalents	(112)	388
Cash and cash equivalents at beginning of year	558	170
Cash and cash equivalents at end of year	$446	$558

See accompanying notes to consolidated financial statements.

F-6

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation and Major Customers

The accompanying consolidated financial statements include the accounts of Microlog Corporation and its wholly-owned subsidiaries (collectively, the “Company”). The company’s principal offices are located in Germantown, Maryland. All inter-company transactions have been eliminated. During fiscal year 2003, the Company operated under a single division known as the Contact Center Solutions (CCS) division. In fiscal 2002, the Company had two divisions: The Contact Center Solutions division and the Old Dominion Systems (ODS) division. The Old Dominion Systems division provided performance analysis and technical and administrative support services to the Applied Physics Laboratory (APL), a prime contractor to the U.S. Navy. Operations for this division phased out during fiscal 2002 and the contract expired on September 30, 2002. As such, the Company closed down this operation on October 31, 2002. The Contact Center Solutions division serves as a software development and systems integration services operation. This division builds custom self-service and customer interaction software-based solutions that manage telephony and Internet-based contacts, which allow the Company’s customers to serve their customers better through the use of technology in formal and informal corporate contact centers and help desks. Professional services associated with this business include technology assessment, project management, application and software development, telephony integration, installation, system administration, quality assurance testing, and on-going maintenance and support.

In the second half of fiscal 2003 the Company developed an indirect sales strategy as it entered into a formal reseller agreement whereby the Company will sell its products and applicable licenses to a reseller.

Approximately 47% and 28% of the Company's consolidated sales for fiscal years 2003 and 2002, respectively, involved the sale of Contact Center Solutions to agencies of the United States Government.

Approximately 13% and 9% of the Company's consolidated sales for fiscal years 2003 and 2002, respectively, involved the sale of Contact Center Solutions to one customer in the pharmaceutical industry.

Approximately 0% and 9% of the Company's consolidated sales for fiscal years 2003 and 2002, respectively, included subcontracts within the Old Dominion Systems division with prime contractors to the U.S. Navy.

Approximately 3% and 0% of the Company’s consolidated sales for fiscal years 2003 and 2002 respectively were to related parties.

Approximately 12% and 4% of the Company’s consolidated sales for fiscal years 2003 and 2002 respectively were to resellers.

As of October 31, 2003, $730,000 or 80% of our total accounts receivable was due from four customers who were invoiced during the month of October. All of these receivables have been collected.

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

Revenue Recognition

Microlog offers communications solutions to help businesses better serve their customers. Such sales generally comprise the following elements: proprietary and third party software licenses, hardware, services and product support and maintenance, or a combination thereof. The Company accounts for these arrangements in accordance with the AICPA’s Statement of Position 97-2, Software Revenue Recognition. Typically, software in such arrangements does not involve significant customization or modification and is considered functional upon delivery. Accordingly, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and customer acceptance of the solution has occurred, the fee is fixed and determinable and collection is probable. If an undelivered element of the arrangement exists that is not considered essential to the functionality of the solution, the fee allocated to the undelivered element based on vendor specific objective evidence of fair value is deferred and recognized as revenue when delivery occurs, or as services are performed.

Maintenance contracts, which consist of ongoing support and minor and infrequent product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenue from implementation, training and other professional services is recognized when the services have been completed and collection is reasonably assured.

The Company sales channels also include reseller arrangements. The Company recognizes sales to resellers when title to the delivered products has passed, the reseller has economic substance, and the risks and rewards of ownership reside with the reseller. Additionally, the terms of such arrangements do not include post-delivery obligations, rights of return or exchanges, or extended payment terms. As such, revenue recognition generally occurs upon delivery to resellers.

Occasionally, the Company sells third-party standalone equipment exclusive of its solutions. Revenue on sales of standalone hardware is recognized upon delivery to the customer, as title has passed to the customer and the Company has no further obligations subsequent to delivery.

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

Inventories

Inventories are stated at the lower of cost, determined on the first-in first-out method, or market. Management regularly reviews inventory-carrying costs relative to current replacement cost, or net realizable value and adjusts the carrying value as necessary.

Fixed Assets

Fixed assets are recorded at cost and depreciated on a straight-line basis for financial reporting purposes and accelerated methods for income tax purposes.

Research and Development Costs

Costs incurred in basic research and developments are expensed as incurred. The Company has determined that the process of establishing technological feasibility with its new products is completed approximately upon the release of the products to its customers. Accordingly, software development costs are expensed as incurred.

Warranty Reserve

Normal product warranty for service and repairs is generally provided for 90 days subsequent to delivery. Historically, expenses incurred for warranties have been and are expected to be immaterial and therefore a liability for warranty obligations has not been provided for.

Stock-Based Compensation

Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure only alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earning per share as if the fair value method of accounting had been applied.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and basic and diluted net (loss) income per common share would have been changed to the following pro forma amounts:

Net (Loss) Income Per Share

The Company presents earnings per share information using SFAS No.128, “Earnings per Share.” This statement requires dual presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding and diluted EPS is computed using the weighted average number of common and dilutive common shares outstanding during the periods. The assumed exercise, or conversion of the Company’s outstanding stock options and convertible debt (which if exercised or converted would result in the issuance of 3,750,000 of common shares at October 31, 2003) are not included in calculation, as the effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2002, the EITF issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (deliverables) are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (that is, there are separate units of accounting). In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This Issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This Issue does not change otherwise applicable revenue recognition criteria. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. Application of FIN 46, as revised in December 2003, is required for financial statements of public entities that have interest in variable interest entities, or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material effect on its financial statements.

Note 3: Operations

The Company has a prior history of net losses and incurred a net loss for the year ended October 31, 2003. The loss for fiscal year 2003 resulted primarily from the decline in revenue attributable to the closing down of the former Old Dominion Systems Division and the Company’s initiating a new sales and marketing program to foster future sales growth of the Company’s ServiceFirst solutions. The program included hiring senior sales personnel, engaging sales consultants and developing necessary marketing collateral. As a result, the Company incurred approximately $460,000 in related expenditures for the year. The Company’s revenues and gross margins for fiscal 2003 were not sufficient to fund the Company’s operating activities and consequently, the Company recorded negative cash flows from operating activities.

Furthermore, the Company has not been able to build a consistent sales backlog necessary to sustain increases in sales, which ultimately would result in increased cash flow and expects a decline in near-term maintenance services. Over the last two fiscal years, the company has had a predictable inflow of cash from maintenance contracts and hosting services of approximately $220,000 per month. However, beginning in January 2004, this amount will be reduced to approximately $185,000 per month and the Company estimates that, commencing in July 2004, related cash flows will be further reduced by an additional $105,000 per month. Management believes that the projected decline in maintenance service will be fully offset by new business; however, no assurance can be given that the Company will be able to replace this monthly cash flow prior July 2004.

To compensate for this anticipated decrease in cash flow and to generate cash flow from operations, management believes that it must take additional steps to improve operations and to meet the Company’s current cash flow needs. These steps include obtaining an extension of the maturity date of the Company’s $750,000 convertible notes payable to November 1, 2004 (discussed at Note 8), and implementing additional cost control measures beginning in the second quarter of fiscal 2004 to further reduce the Company’s operating expenses. Management does not believe such cost reductions will materially impair the Company’s ability to carry out planned operations.

Assuming there are no significant changes to the Company’s business plan, management anticipates generating cash-flow positive results during fiscal year 2004 as management believes that the combination of cash on hand, cash flows from operations, and, if necessary, additional outside funding, will provide sufficient liquidity to meet the Company’s ongoing cash requirements. However, there can be no assurance that the Company can or will obtain sufficient funds from operations or from additional financings on terms acceptable to the Company.

Note 4: Accounts Receivable

In April 2003, the Company wrote down inventory to its estimated realizable value. In prior periods, the Company had established a reserve for obsolescence. Management reduced existing reserves at October 31, 2002 to zero in connection with the write down.

Note 8: Debt

Convertible Subordinated Notes

In September 2001, the Company entered into a credit facility agreement its major shareholder, TFX Equities, Inc. Under the facility, the Company borrowed $750,000, in exchange for up to ten $75,000 convertible subordinated notes, bearing interest of 12 percent per annum and possessing an initial maturity date of September 11, 2003. Each dollar of outstanding debt and accrued interest is convertible into four shares of the Company’s common stock, convertible for no additional consideration at any time after issuance. In addition, each note contains one warrant to purchase 10 shares of the Company’s Series A Convertible Preferred Stock at a purchase price of $2,625 per share. If issued, each share of Series A Convertible Preferred Stock would be convertible into 7,500 share of common stock for no additional consideration. The facility subjects the Company to various non-financial covenants and is secured by all tangible and intangible assets of the Company.

On January 27, 2003 TFX Equities agreed to extend the maturity date of the notes to November 1, 2003, by exchanging the original notes for new notes with substantially the same terms and conditions. In exchange for the extension of the due date, TFX was granted an extension of the right to convert the debt to equity through November 1, 2003.

As of October 31, 2003, the Company had issued all ten of the $75,000 subordinated convertible notes totaling $750,000. $166,500 of such proceeds was allocated to the warrants and $583,500 to the notes based on their respective relative fair values. The value allocated to the warrants has been included in additional paid-in capital and the related discount has been amortized to interest expense over the initial term of the note. The debt also included a non-detachable conversion feature that was “in the money” at the date of issuance (a beneficial conversion feature). As of October 31, 2003, accretion of approximately $374,000 associated with the beneficial conversion feature has been charged to interest expense and included in paid in capital. Management is currently assessing the accounting impact of the second modification to the credit facility, which may result in additional interest expense and paid-in capital beginning in the first quarter of fiscal 2004 and throughout the year ended October 31, 2004.

On November 1, 2003, the Company did not have cash on hand in sufficient amounts to retire the notes. As such, On January 28, 2004, we entered into a second supplemental agreement with TFX that further modifies the terms of our original credit facility agreement with TFX dated September 2001. Under the second supplemental agreement, we further extended the maturity date of the $750,000 in principal amount of convertible subordinated promissory notes held by TFX from November 1, 2003 to November 1, 2004. TFX also agreed to defer the due date of all interest that has accrued or will accrue on the notes until the extended maturity date. In connection with the extension, we similarly extended the expiration date of the warrants to purchase our Series A convertible preferred stock with which the notes were issued, and we issued to TFX, warrants to purchase an additional 750,000 shares of our common stock at an exercise price of $0.20 per share. After giving effect to these transactions, and assuming that all of the notes (including all accrued interest thereon) were converted into common stock at the current conversion price of $0.25 per share, and that all of the warrants were exercised for common stock (whether directly, in the case of the new common stock purchase warrants, or indirectly through the exercise of the Series A preferred stock purchase warrants for Series A preferred stock and the subsequent conversion of the Series A preferred stock into common stock, in the case of the Series A preferred stock purchase warrants) at the current exercise prices of $0.20 per share of common stock for the common stock purchase warrants and $2,625 per share for the Series A preferred stock purchase warrants, TFX would have the ability to increase its ownership of our outstanding common stock to 61.6% as of January 28, 2004. As interest continues to accrue on the notes and if the conversion price of the notes or the exercise price of either warrant issue decreases as a result of antidilution adjustments in the terms of those instruments, TFX would have the ability to further increase its ownership of Microlog.

Note 9: Commitments and Contingencies

Compensation Arrangements

In February 1988, the Company entered into non-contributory-deferred compensation contracts (the “Contracts”) with three officers. Under the terms of the Contracts, (i) the Company’s total annual contributions for the three officers was limited to $72,000, (ii) contributions ceased at the earlier of January 31, 1993 or the officer’s retirement and (iii) accumulated contributions accrue interest at the prime rate through the officer’s retirement. Subsequent to retirement and at the officer’s option, the officer is eligible to receive his or her deferred compensation balance in either monthly payments over a 10-year period or one lump-sum payment. Two of the officers retired in May 1991 and January 1998, respectively, and elected to receive their deferred compensation balances over a 10-year period. The third officer retired in August 1999 and elected to receive her deferred compensation balance in a lump-sum payment, which was made in January 2000.

As of October 31, 2003, the Company owes one officer under such deferred compensation contract. In connection with this contract, the Company incurred interest expense of $9,900 and $11,000 in fiscal years 2003 and 2002, respectively.

The Company had entered into an employment agreement with an executive officer. The Company believes that the agreement, which contained certain severance provisions, has terminated, with the executive continuing employment in a different capacity under other agreed upon terms that do not contemplate the payment of severance under the agreement. If it is ultimately found that the Company is required to pay severance under the agreement, the Company could be obligated to pay the executive up to approximately twelve months salary and benefits. The Company is also party to an employment agreement with another executive officer. In the event that the executive officer is terminated in the future, he would be entitled to receive up to fourteen months salary and benefits, declining to eight months salary and benefits by July 2004.

Operating Lease Obligations

In September 1999, the Company entered into a 10-year lease commitment on its headquarters facility, which extends through 2009. Additionally, the Company leases other equipment through noncancellable operating leases, which expire in various years through 2004. On December 15, 2001, the Company (sublessor) entered into a sublease agreement for approximately one quarter of its facilities. The initial term of the sublease is for 2 years, renewable thereafter in one-year increments. Minimum future noncancellable operating lease payments as of October 31, 2003 (net of sublease income of $25,000 in 2004) are as follows (in thousands):

For the twelve-month periods ended October 31, 2002 and October 31, 2003, the net rent expense pertaining to this lease was approximately $301,000 and $204,000 respectively.

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

Options granted under these plans vest either immediately, or up to five years and expire ten years from the date of grant. Certain options contain accelerated vesting clauses should specific financial measures related to quarterly profitability of the Company be achieved. However, because each of these performance based options vest at specific future dates if performance measures are not met, the Company accounts for these options as non-compensatory by applying “fixed-plan” accounting. As of October 31, 2003, options to purchase 744,950 shares of common stock were available for granting.

Additionally, the Company maintains a Non-employee Director stock option plan. Under this plan, the Company may grant up to 500,000 shares of common stock at not less than the fair market value at the time of grant. Additional information with respect to this plan is as follows:

Options granted under the plan vest immediately and expire ten years from the date of grant. As of October 31, 2003, options to purchase 228,000 shares of common stock were available for granting.

The Company also issued stock options to non-employee consultants outside of the above plans. These shares may be granted at such times and under such terms as determined by the Board of Directors. As of October 31, 2003 and 2002, 305,000 options were outstanding with a weighted average exercise price of $1.46, and no options were granted, exercised or forfeited during the two years ended October 31, 2003.

Generally, options vest upon the achievement of certain events and expire from two to five years from the date of grant. Of the 305,000 options outstanding, 285,000 will expire in the upcoming fiscal year.

The following table summarizes information about all stock options outstanding as of October 31, 2003:

		Options Outstanding			Options Exercisable	
	Range of Exercise Prices	Number Outstanding at Period End	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable at Period End	Weighted Avg. Exercise Price
Incentive Stock Option Plans	$0.11 to 0.23	994,500	9.16	$ 0.13	37,500	$ 0.11
	$0.24 to 0.28	155,600	8.26	0.25	116,850	0.24
	$0.55 to 0.94	238,000	7.03	0.71	188,000	0.76
	$1.00 to 1.50	104,700	6.95	1.29	104,700	1.37
	$1.59 to 2.31	334,950	4.08	1.64	284,700	1.64
	$0.11 to 2.31	1,827,750	7.75	$ 0.55	731,750	$ 1.07
Director Plan	$0.06 to 0.07	50,000	9.22	$ 0.07	50,000	$ 0.07
	$0.22 to 0.24	50,000	8.22	0.23	50,000	0.23
	$0.27 to 0.63	60,000	7.35	0.53	57,000	0.55
	$0.94 to 1.25	30,000	5.82	1.13	30,000	1.13
	$1.38 to 1.69	48,000	6.07	1.58	98,000	1.61
	$2.75 to 5.50	6,000	2.08	5.50	6,000	5.50
	$5.63 to 6.19	28,000	3.93	6.07	34,000	5.97
	$0.06 to 6.19	272,000	6.99	$ 1.32	319,000	$ 1.38
Non Director Plan	$0.94 to 1.00	215,000	2.38	$ 0.94	205,000	$ 0.94
	$2.25	90,000	6.60	2.25	90,000	2.25
	$0.94 to 2.25	305,000	3.62	$ 1.33	295,000	$ 1.34

The weighted-average fair value of all options granted during fiscal years 2003 and 2002 was $0.12 and $0.24 respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations:

The Company continues to apply APB No. 25 in accounting for stock-based compensation for the incentive and non-employee director plans. To date, all stock options have been issued at market value; accordingly, no compensation cost has been recognized. Had the Company determined costs for these plans in accordance with SFAS No. 123, the Company’s pro forma net (loss) income and pro forma (loss) income per share would have been as follows:

SFAS No.123 method of accounting does not apply to options granted prior to November 1, 1995, and accordingly, the resulting pro forma compensation cost may not be representative of amounts expected in the future.

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

The net change in the valuation allowance for deferred tax assets was an increase of $147,000 during the year. The Company has provided a full valuation allowance against the Company’s gross deferred tax assets since management believes that the realization of such deferred tax assets is not likely in the near future.

Approximately $22.5 million of tax loss carryforwards and $460,000 of research and development tax credits are available to the Company. These tax loss carry forwards will expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

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

In accordance with the Plan, the Company credits unvested amounts relating to terminate employees against pension contributions. There were no forfeitures for the years ended October 31, 2003 and 2002 respectively.

By action of its Board of Director’s, the Company terminated the plan on October 31, 2001 and filed an application with the Internal Revenue Service for approval. Such approval was received in August 2002. The termination of the plan did not have an adverse effect on the valuation of the plan assets and the participants became 100% vested in their accounts upon termination. On April 9, 2002, net assets were distributed to those employees who terminated on or before October 31, 2001. During the first half of fiscal 2003 the remainder of the plan assets were distributed to the participants. As of October 31, 2003, there were no funds remaining to be distributed.

The Company also maintains a 401(k) deferred savings plan. This plan enables employees to contribute up to 15% of gross salary on a pre-tax basis and 5% of gross salary on an after-tax basis. Total expense of both plans was approximately $2,000 and $14,000 in fiscal years 2003 and 2002 respectively.

Note 13: Supplemental Cash Flow Information

The Company paid (received) cash for interest expense and income taxes as follows (in thousands):

Note14 – Related Party Transaction and return of Standalone Telephone Platform

In July of 2003, the Company sold an integrated call center solution to Teleflex Medical Inc., a division of TFX Equities, Incorporated, who is a significant shareholder of Microlog, and considered to be a related party. This total sale also included a sophisticated telephony platform, from other vendors, that included Voice over IP (VoIP) phones, a central server, and an auto attendant. The total system was delivered, installed and accepted by the customer in July. For the quarter ended July 31, 2003 the Company recognized $282,000 in revenue, of which $170,492 pertained to the standalone telephony platform. Additionally, the Company billed Teleflex $30,800 for a five year maintenance agreement on the telephone system. During the fourth quarter, the customer experienced intermittent failures, resulting in lost calls and interruptions pertaining to the telephony equipment. Through repeated and ongoing efforts, the manufacturer of the telephone equipment was unable to remedy the problems to the satisfaction of the customer, and in December of 2003, the customer notified Microlog of its decision to replace the aforementioned telephony platform during the first calendar quarter of 2004. Although Microlog’s sales arrangements do not explicitly include the right of return, the Company has agreed to allow the return of this equipment, as the Company wishes to foster a long-term, good relationship with the customer. Accordingly, the Company recorded a sales return and reduced its net sales in the amount of $170,492 for the three months and year ended October 31, 2003. The Company has also reduced its total product costs by $107,499, which is the cost of the equipment being returned and increased its inventory by this amount.

As of October 31, 2003, the Company has not paid invoices from two vendors, which total $107,499. As of October 31, 2003, the invoices from these two vendors total $100,268 and $7,231 respectively. The vendors have agreed to issue credits to us upon the return of the equipment, which will not take place until the equipment is removed from the customer site and returned during the second quarter of fiscal 2004.

S-1